Form 10-Q
period 1999-06-30
CAIS INTERNET INC
filed 1999-08-16
CIK 1078404

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1999

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number: 000-26103

            ---------------------------------------------------------
                               CAIS INTERNET, INC.
              (Exact name of registrant as specified in it charter)

            ---------------------------------------------------------

         Delaware                                        52-2066769
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1255 22nd Street, N.W., Fourth Floor, Washington, D.C.     20037
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (202) 715-1300

Former name, former address, and former
year, if changed since last report:                     Not applicable

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

                 (Company has been public for less than 90 days)

      Indicate the number of outstanding shares of each of the registrant's classes of Common Stock, as of the latest practicable date.

Title of each class
-------------------
Common Stock, $.01 par value
19,808,219 shares outstanding on June 30, 1999

                               CAIS INTERNET, INC.
                                    FORM 10-Q
                    For the Quarterly Period Ended June 30, 1999

                                      INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of June 30, 1999 and
          December 31, 1998.                                                4

        Consolidated Condensed Statements of Operations for the Three
          Months and for the Six Months Ended June 30, 1999 and 1998.       5

        Consolidated Condensed Statements of Changes
          in Stockholders' Equity (Deficit) for the Six Months Ended
          June 30, 1999.                                                    6

        Consolidated Condensed Statements of Cash Flows for the Six
          Months Ended June 30, 1999 and 1998.                              7

        Notes to Consolidated Condensed Financial Statements.               8

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations.                    16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.        27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                 27

Item 2. Changes in Securities and Use of Proceeds.                         27

Item 6. Exhibits.                                                          29

Signatures                                                                 30

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risks and Other Important Factors," among others, and in the Company's Prospectus dated May 20, 1999 under the caption "Risk Factors," could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

      CAIS Internet, Inc.'s trademarks and pending trademark applications include "OVERVOICE," "CAIS," "LANJACK," "MEET JACK" and "DESKJACK." All other trademarks referred to herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CAIS INTERNET, INC.
                      Consolidated Condensed Balance Sheets
                 (in thousands except share and per share data)

                                                                    June 30, 1999       December 31, 1998
                                                                    -------------       -----------------
                                                                     (Unaudited)
Current Assets
  Cash and cash equivalents........................................   $ 104,416             $      95
  Accounts receivable, net of allowance for doubtful accounts
    of $212 and $137, respectively.................................       1,133                   648
  Prepaid expenses and other current assets........................       1,543                   228
  Current assets of discontinued operations........................          --                 8,170
                                                                      ---------             ---------
    Total current assets...........................................     107,092                 9,141
                                                                      ---------             ---------
Property and equipment, net........................................       7,736                 2,638
Deferred offering costs............................................          --                   237
Deferred debt financing costs, net.................................       1,389                   292
Intangible assets, net.............................................       1,370                   277
Receivable from officer............................................         400                    --
Noncurrent assets of discontinued operations.......................          --                 1,936
                                                                      ---------             ---------
    Total noncurrent assets........................................      10,895                 5,380
                                                                      ---------             ---------
    Total assets...................................................   $ 117,987             $  14,521
                                                                      =========             =========
Current liabilities
  Accounts payable and accrued expenses............................   $   8,935             $   4,396
  Payable to discontinued operations...............................          --                 5,342
  Unearned revenues................................................         619                   572
  Current liabilities of discontinued operations...................          --                 8,205
                                                                      ---------             ---------
    Total current liabilities......................................       9,554                18,515
                                                                      ---------             ---------
Loan, net of unamortized debt discount of
    $0 and $817, respectively......................................          --                 6,183
Notes payable to related parties, net of current portion...........          --                 1,983
Deferred rent, net of current portion..............................         694                    --
Long-term liabilities of discontinued operations...................          --                 2,601
                                                                      ---------             ---------
    Total liabilities..............................................      10,248                29,282
                                                                      ---------             ---------
Put warrants.......................................................       1,267                    --
                                                                      ---------             ---------
Commitments and contingencies (Note 8)

Stockholders' equity (deficit)
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 19,808,219 and 9,965,505 shares issued and
    outstanding, respectively......................................         198                   100
  Additional paid-in capital.......................................     145,716                 7,794
  Warrants outstanding.............................................       9,382                 1,226
  Deferred compensation............................................      (4,444)               (2,888)
  Accumulated deficit..............................................     (44,380)              (20,993)
                                                                      ---------             ---------
    Total stockholders' equity (deficit)...........................     106,472               (14,761)
                                                                      ---------             ---------
    Total liabilities and stockholders' equity (deficit)...........   $ 117,987             $  14,521
                                                                      =========             =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               CAIS INTERNET, INC.
                 Consolidated Condensed Statements of Operations
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                     June 30,
                                                                1999           1998          1999           1998
                                                              --------       --------      --------       --------
Net revenues................................................  $  1,811       $  1,325      $  3,420       $  2,567

Cost of services............................................     1,518            750         2,568          1,467

Operating expenses:
  Selling, general and administrative.......................     5,689          2,176         9,480          4,241
  Depreciation and amortization.............................       397            287           747            570
  Fair value of stock issued to third party for services....       723             --           723             --
  Non-cash compensation.....................................     2,729            356         3,121            712
                                                              --------       --------      --------       --------
    Total operating expenses................................     9,538          2,819        14,071          5,523
                                                              --------       --------      --------       --------

Loss from operations........................................    (9,245)        (2,244)      (13,219)        (4,423)

Interest and other (income) expense:
  Interest income...........................................      (540)            --          (540)            --
  Interest expense..........................................       454             93         1,122            175
  Other expense, net........................................         1             (1)           10             (1)
                                                              --------       --------      --------       --------
    Total interest and other (income) expense...............       (85)            92           592            174
                                                              --------       --------      --------       --------

Loss from continuing operations before income taxes.........    (9,160)        (2,336)      (13,811)        (4,597)

  Provision for income taxes................................        --             --            --             --
                                                              --------       --------      --------       --------
Loss from continuing operations.............................    (9,160)        (2,336)      (13,811)        (4,597)
  Income (loss) from discontinued operations of Cleartel....        --            211          (340)           365
                                                              --------       --------      --------       --------

Loss before extraordinary item..............................    (9,160)        (2,125)      (14,151)        (4,232)
  Extraordinary item -- early extinguishment of debt........       551             --           551             --
                                                              --------       --------      --------       --------
Net loss....................................................    (9,711)        (2,125)      (14,702)        (4,232)
  Dividends on preferred stock..............................       179             --           350             --
                                                              --------       --------      --------       --------
Net loss attributable to common stockholders................  $ (9,890)      $ (2,125)     $(15,052)      $ (4,232)
                                                              ========       ========      ========       ========

Basic and diluted earnings (loss) per share:
  Continuing operations.....................................  $  (0.65)      $  (0.23)     $  (1.17)      $  (0.47)
  Discontinued operations...................................        --           0.02         (0.03)          0.04
  Extraordinary item........................................     (0.04)            --         (0.04)            --
                                                              --------       --------      --------       --------
    Total...................................................  $  (0.69)      $  (0.21)     $  (1.24)      $  (0.43)
                                                              ========       ========      ========       ========

Weighted-average common shares outstanding --
  basic and diluted.........................................    14,307          9,888        12,139          9,768
                                                              ========       ========      ========       ========

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
Consolidated Condensed Statements of Changes in Stockholders' Equity (Deficit)
                                (in thousands)
                                  (unaudited)

                                                       Redeemable Convertible Preferred                 Put
                                                                      Stock                           Warrants
                                                -------------------------------------------------    ---------
                                                      Series A                   Series B
                                                ----------------------     ----------------------
                                                  Shares       Amount       Shares       Amount
                                                ---------    ---------    ---------    ---------     ---------
December 31, 1998.............................       --      $   --            --      $    --       $     --
  Issuance of common stock and options in
    connection with litigation settlement.....       --          --            --           --             --
  Issuance of Series A and Series B Preferred
    Stock, net of offering costs of $135 and
    amounts allocated to warrants.............    2,827        3,209         1,120        4,557            --
  Capital contribution........................       --           --            --           --            --
  Distribution of Cleartel net assets.........       --           --            --           --            --
  Initial public offering proceeds, net of
    underwriting discounts and commissions and
    other IPO fees and expenses...............       --           --            --           --            --
  Accrued dividends on preferred shares
    and accretion of discount.................       --          246            --          104            --
  Accretion of Series A Preferred Stock warrant
    and issuance costs........................       --        8,292            --           --            --
  Conversion of Series A and Series B
    Preferred Stock and accrued dividend
    to common stock...........................   (2,827)     (11,747)         (374)      (1,557)           --
  Redemption of Series B Preferred Stock......       --           --          (746)      (3,104)           --
  Issuance of common stock to third party.....       --           --            --           --            --
  Issuance of put warrants....................       --           --            --           --         1,267
  Unearned compensation pursuant to
    issuance of stock options.................       --           --            --           --            --
  Amortization of unearned compensation.......       --           --            --           --            --
  Net loss....................................       --           --            --           --            --
                                                ---------    ---------    ---------    ---------     ---------
June 30, 1999.................................       --      $    --            --     $     --      $  1,267
                                                =========    =========    =========    =========     =========




                                                                           Stockholders' Equity (Deficit)
                                               -------------------------------------------------------------------------------------
                                                     Common Stock       Additional
                                               ---------------------     Paid-In      Warrants     Deferred   Accumulated
                                                Shares        Par        Capital    Outstanding  Compensation   Deficit     Total
                                               ---------   ---------   ----------   -----------  ------------  ---------  ---------
December 31, 1998............................     9,965    $    100     $  7,794     $  1,226     $ (2,888)    $(20,993)  $(14,761)
  Issuance of common stock and options in
    connection with litigation settlement....        25          --           60           --           --           --         60
  Issuance of Series A and Series B Preferred
    Stock, net of offering costs of $135 and
    amounts allocated to warrants............        --          --           --        8,156           --           --      8,156
  Capital contribution.......................        --          --        1,083           --           --           --      1,083
  Distribution of Cleartel net assets........        --          --           --           --           --          (43)       (43)
  Initial public offering proceeds, net
    of underwriting discounts and commissions
    and other IPO fees and expenses..........      6,842          68      118,165          --           --           --    118,233
  Accrued dividends on preferred shares
    and accretion of discount................        --          --           --           --           --         (350)      (350)
  Accretion of Series A Preferred Stock warrant
    and issuance costs.......................        --          --           --           --           --         (8,292)  (8,292)
  Conversion of Series A and Series B
    Preferred Stock and accrued dividend to
    common stock.............................     2,909          29       13,275           --           --           --     13,304
  Redemption of Series B Preferred Stock.....        --          --           --           --           --           --         --
  Issuance of common stock to
    third party..............................        67           1          722           --           --           --        723
  Issuance of put warrants...................        --          --           --           --           --           --         --
  Unearned compensation pursuant to
    issuance of stock options................        --          --        4,617           --       (4,617)          --         --
  Amortization of unearned compensation......        --          --           --           --        3,061           --      3,061
  Net loss...................................        --          --           --           --           --      (14,702)   (14,702)
                                               --------   ---------    ---------    ---------    ---------    ---------   ---------
June 30, 1999...........................         19,808   $     198    $ 145,716    $   9,382    $  (4,444)   $ (44,380)  $ 106,472
                                               ========   =========    =========    =========    =========    =========   =========

The accompanying notes are an integral part of these consolidated condensed statements.

                               CAIS INTERNET, INC.
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                      1999             1998
                                                                                    ---------       ---------
Cash flows from operating activities:
  Net loss......................................................................... $ (14,702)         (4,232)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Compensation pursuant to stock options.......................................     3,121             712
      Amortization of debt discount and deferred financing costs...................       778              --
      Extraordinary item -- early extinguishment of debt...........................       551              --
      Fair value of shares issued to third party for services......................       723              --
      Depreciation and amortization................................................       747             570
      Depreciation and amortization of discontinued operations.......................      58             303
      Changes in operating assets and liabilities:
        Accounts receivable, net...................................................      (485)            (88)
        Prepaid expenses and other current assets..................................    (1,315)             30
        Accounts payable and accrued liabilities...................................     3,166             912
        Payable to discontinued operations.........................................    (3,892)          1,226
        Unearned revenues..........................................................        47             184
        Deferred rent, net.........................................................       694              --
        Changes in operating assets and liabilities of discontinued operations.....       (73)            606
                                                                                    ---------       ---------
          Net cash (used in) provided by operating activities......................   (10,582)            223
                                                                                    ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment..............................................    (5,191)           (247)
  Purchases of property and equipment of discontinued operations...................       (14)           (178)
  Payment of contract fee..........................................................      (146)             --
  Net payments advanced on notes receivable........................................      (332)            (91)
  Net payments advanced on related party accounts receivable.......................        --            (423)
                                                                                    ---------       ---------
          Net cash used in investing activities....................................    (5,683)           (939)
                                                                                    ---------       ---------
Cash flows from financing activities:
  Net borrowings (repayments) under receivables-based credit facility of
    discontinued operations........................................................       313            (582)
  Repayments under loan............................................................    (7,000)           (200)
  Borrowings under notes payable - related parties.................................     1,000             500
  Repayments under notes payable - related parties.................................        --             (91)
  Principal payments under capital lease obligations...............................       (11)            (60)
  Net proceeds from issuance of Series A Preferred Stock...........................    11,365              --
  Redemption of Series B Preferred Stock...........................................    (3,104)             --
  Net proceeds from initial public offering........................................   118,233              --
  Payment of debt financing costs..................................................      (210)             --
  Proceeds from issuance of common stock...........................................        --           1,000
                                                                                    ---------       ---------
          Net cash provided by financing activities................................   120,586             567
                                                                                    ---------       ---------
Net increase (decrease) in cash and cash equivalents...............................   104,321            (149)
Cash and cash equivalents, beginning of period.....................................        95             149
                                                                                    ---------       ---------
Cash and cash equivalents, end of period........................................... $ 104,416       $      --
                                                                                    =========       =========

The accompanying notes are an integral part of these consolidated condensed statements.

                               CAIS INTERNET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

1. Business Description:

Overview

      CAIS Internet, Inc. (the "Company") is an Internet service provider ("ISP"), delivering end-to-end high-speed Internet access solutions. The Company operates two business segments: OverVoice high-speed Internet access to multi-user environments (hotels and apartment communities); and high-speed Internet access solutions for businesses and consumers, including digital subscriber line ("DSL") services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services.

Organization

       CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc. ("CGX") as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership ("Cleartel"), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS and Cleartel became wholly owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders (see Note 5) and changed its name from CGX Communications, Inc. to CAIS Internet, Inc.

Initial Public Offering

      In May 1999, the Company completed an initial public offering of its common stock (the "IPO"). The Company sold 6,842,100 shares (including the over-allotment option), yielding net proceeds to the Company of approximately $118.2 million, after deducting underwriting discounts and commissions and other fees and expenses of approximately $11.8 million. The Company used approximately $12 million of the net proceeds in the second quarter of 1999 to repay indebtedness and redeem shares of Series B cumulative mandatory redeemable convertible preferred stock.

                               CAIS INTERNET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

Risks and Other Important Factors

      The Company historically has experienced losses and negative cash flows due to the development and deployment of its Internet and OverVoice services. Further, there can be no assurance that the Company will generate positive cash flows or income from operations in the future.

      The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition, rapid technological change, and any effects on the Company or its suppliers relating to the Year 2000 Issue. The Company's future plans are substantially dependent on the successful roll-out of OverVoice. Net revenues generated from OverVoice were approximately $136,000 and $155,000 for the three and six month periods ended June 30, 1999, respectively. There can be no assurance that the Company will be successful in its roll-out of OverVoice nor can there be any assurance that the Company will be successful in defending its related patent rights. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company.

2. Summary of Significant Accounting Policies:

Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial

                               CAIS INTERNET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

statements and footnotes thereto included in the Company's registration statement on Form S-1.

      In February 1999, the Company spun-off its operator and long-distance services subsidiary, Cleartel, to its stockholders as a non-cash distribution (See Note 5). The spin-off has been presented as discontinued operations and, accordingly, the Company has presented its financial statements for all periods prior to that date in accordance with Accounting Principles Board ("APB") Opinion No. 30. All expenses related to members of senior management who continued with the Company are included within loss from continuing operations.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

      Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options and warrants are not reflected since their effect would be antidilutive. As of June 30, 1999, there were approximately 5,116,000 options and warrants that would have been included in this calculation had the effect not been antidilutive.

Comprehensive Income

      Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the three and six months ended June 30, 1999 and 1998.

Recently Adopted Accounting Pronouncements

      In July 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after December 31, 2000, and its purpose is to replace existing pronouncements with a single, integrated accounting framework for derivatives and hedging activities. The Company has not yet evaluated the effect of this standard on the financial statements.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It provides guidance on accounting for costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. The Company has adopted this standard which had no impact on its financial statements.

Excess of Cost over Net Assets Acquired (Goodwill)

     Goodwill was recorded as a result of the acquisition of Capital Area Internet Service, Inc. ("Capital Area") by the Company in May 1996, and was fully amortized in May 1999. Amortization of goodwill was approximately $85,000 and $277,000 for the three and six months ended June 30, 1999, respectively.

3. Third Party Warrants and Shares

      On April 23, 1999, in connection with an amendment to the Company's master agreement with an OverVoice customer (the "Customer") to provide the Company with exclusive rights and to extend the contract term, the Company issued warrants to the Customer to purchase 66,667 shares of common stock at an exercise price of $0.01 per share, as an additional contribution by the Company in support of the Customer's marketing of OverVoice. The warrants have been valued at their estimated fair value of $19.00 per share (or approximately $1,267,000 in the aggregate) based upon a Black-Scholes

                               CAIS INTERNET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

valuation model. The fair value of the warrants has been recorded as an intangible asset and will be amortized over the expected benefit life of the five year contract term. In connection with the warrants, the Customer received certain demand and incidental registration rights. The warrants expire on April 23, 2004. The Customer has a put option to sell all of the warrants (or shares of the Company issued pursuant to the exercise of the warrants) back to the Company at $19.00 per share. The put option expires ninety days following the earlier of: (1) the effective date of the first registration statement that includes any warrant shares for resale and (2) the date on which the Customer may sell all of the warrant shares within a three-month period pursuant to the 1933 Securities Act Rule 144. Due to the existence of the put rights, the value ascribed to the warrants will not be included within stockholders' equity until the put option expires.

      In addition, on April 23, 1999, the Company entered into a letter agreement with the Customer to jointly pursue the development of future hotel guest and meeting room digital entertainment solutions. The letter agreement provides for the companies to jointly develop new applications for the use of OverVoice in the Customer's hotels which would enable the Company to offer services other than high-speed Internet access, such as video and audio services to be defined by the parties at a later date. The Company issued 66,500 shares in June 1999 to the Customer to evidence its commitment to the program, and recognized an expense of approximately $723,000 in the three and six month periods ended June 30, 1999 for the fair value of the shares.

4. Executive Stock Options and Loan:

      In April 1999, the Company issued stock options to a new member of executive management as part of his three-year employment contract. The Company granted the executive non-qualified options to acquire 200,000 shares of common stock at an exercise price of $4.31 per share and options to acquire 140,000 shares of common stock at an exercise price of $12.00 per share. The options expire ten years after the grant date. As defined in the stock option agreement, the options will accelerate and fully vest one day prior to a change in control. One-third of the options will vest six months after the effective date of the IPO, and then one-third after each of the second and third years of employment.

      In April 1999, as part of another employment agreement, the Company issued incentive stock options to another new member of executive management to acquire 45,000 shares of common stock at an exercise price of $12.00 per share. The options vest at a rate of 20,000 options after one year of employment, and 12,500 options after each of the second and third employment years, and expire ten years after the grant date. As defined in the stock option certificate, the options will fully vest one day prior to a change in control.

      In June 1999, the Company advanced a $400,000 unsecured loan to one of its executives. The loan bears interest at a rate of 7% per annum, with the interest payable quarterly, and the principal amount due 3 years from the date of the loan.

      The Company recorded deferred compensation of approximately $2,693,000 for options granted in April 1999 at exercise prices less than the estimated fair market value at the dates of grant ($15.00 per share). The non-cash compensation expense will be recognized over the respective vesting periods. The Company recorded non-cash compensation expense of approximately $2,729,000 for the three months ended June 30, 1999, which included accelerated vesting on options granted in 1998.

                               CAIS INTERNET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)


5. Spin-off/Discontinued Operations:

      Through the date of the spin-off, profits and cash flows from Cleartel were used to finance operating losses at the Company. This obligation of the Company as of February 12, 1999, was approximately $4,941,000 and was reduced to $1,991,000 in February 1999 upon cash payments of $1,500,000 and the Company's assumption of related party debt totaling $1,450,000 from Cleartel. The remaining obligation and additional transactions after the spin-off date were paid to Cleartel in May 1999.

      During the six months ended June 30, 1999 and 1998, the Company and Cleartel shared certain support services such as bookkeeping, information systems, and advertising and marketing support. After the spin-off, the Company has been providing these services at cost plus a fixed percentage until Cleartel replaces this arrangement with its own services in 1999. Amounts charged for services are included as an offset to the respective operating expenses in the accompanying statements of operations. A summary of these transactions is as follows (in thousands):

                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----
                                                       (Unaudited)   (Unaudited)
Bookkeeping, MIS, advertising, and marketing support..    $120          $105
Office lease..........................................    $ 40          $ 81

                               CAIS INTERNET, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

6. Extinguishment of Debt:

      In September 1998, the Company entered into a $7 million loan facility (the "Loan") with an investment banking firm. In connection with the Loan, the Company issued the investment banking firm warrants to acquire 3 percent of the fully diluted outstanding shares of common stock of the Company or 390,000 shares at September 4, 1998. The $7 million loan was repaid in full from net proceeds from the IPO.

      The Company recorded debt discount costs of $1,226,000 attributable to the redeemable warrants issued and other direct financing costs in connection with the Loan. The unamortized debt discount and deferred debt financing costs were approximately $817,000 and $292,000, respectively, as of December 31, 1998. Upon the early extinguishment of the Loan in May 1999, the Company recognized an extraordinary charge of $551,000 related to the write-off of the unamortized debt discount and deferred financing costs.

7. Convertible Preferred Stock:

      Following the completion of the IPO, the Company converted 2,827,168 shares of Series A convertible preferred stock into an equal number of common shares. In addition, the Company redeemed 745,645 Series B shares for cash totaling $3,000,000 (plus accrued dividends of $104,000), and converted the remaining Series B Shares into 81,946 shares of common stock.

8. Commitments and Contingencies:

Litigation

      On March 25, 1999, the Company filed a patent infringement lawsuit against LodgeNet Entertainment Corp. ("LodgeNet") in Maryland U.S. District Court. The complaint charges LodgeNet with infringement of one of the OverVoice patents, which is directed to the delivery of high-speed audio and video signals over active telephone wiring. The Company and Inline Connection Corporation ("Inline") jointly own the patent. The Company is in discussions with LodgeNet in an attempt to resolve the matter.

      The Company is not a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on its business, financial condition or results of operation.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                 (unaudited)

Equipment Financing

      The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999. As of June 30, 1999, the Company had not yet borrowed under this credit facility. In addition, the Company entered into a purchase agreement with Nortel Networks, dated as of April 1, 1999, and committed to purchase $10 million of Nortel equipment by April 1, 2000. In addition, the Company will be subject to a reduction in its purchase discount percentages after that date if its annual purchases do not exceed $10 million for the year ended April 1, 2001 and $9.9 million for the year ended April 1, 2002.

      The Company and Cisco Systems Capital Corporation entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999. Under the facility, $25 million is available during the first year of the facility and an additional $25 million is available during the second year of the facility, provided the Company meets certain financial performance requirements. As of June 30, 1999, the Company had not yet borrowed under this credit facility.

      The Company accrued debt financing costs of approximately $1.4 million as of June 30, 1999 in connection with completing the Nortel and Cisco lines of credit.

Regulatory Matters

      At the present time, ISPs like the Company are not subject to direct regulation by the Federal Communications Commission ("FCC") even though they provide Internet access through transmission over public telephone lines. However, as the growth of the Internet industry continues, there has been considerable discussion and debate about whether the industry should be subjected to regulation. This regulation could include universal service subsidies for local telephone services and enhanced communications systems for schools, libraries and certain health care providers. Local telephone companies could be allowed to charge ISPs for the use of their local telephone network to originate calls, similar to charges currently assessed on long distance telecommunications companies. In addition, many state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and excise taxes.

9. Subsequent Events - Atcom

      On August 4, 1999, the Company and Atcom, Inc. (a California corporation ("Atcom"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atcom surviving as a wholly-owned subsidiary of the Company (the "Merger"). In the Merger, each outstanding share of Atcom common stock will be converted into the right to receive 0.3568 shares, or a total of approximately 2,510,000 shares, of the Company's common stock. The Company will also convert Atcom employee stock options into options to purchase a total of approximately 870,000 shares of the Company's common stock, a portion of which options are vested. If, by November 21, 1999, the Company issues at least $10 million of capital stock to one or more agreed upon strategic partners, the Company will issue additional shares of the Company's common stock, having a value of approximately $13 million, to former holders of Atcom common stock. In addition, the Company will adjust the number of shares of the Company's common stock issuable upon the exercise of the converted Atcom options and the exercise price thereof, to reflect the issuance of such additional consideration. The acquisition will be accounted for under the purchase method of accounting. The transaction is expected to close by the end of the third quarter 1999.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

10. Segment Reporting

      The Company has two reportable segments: "Internet Services" and "OverVoice." During the periods presented, the Company derived most of its revenue from the sale of dedicated Internet access services, Web hosting and dial-up Internet access ("Internet Services"). During 1998, the Company began trials of dedicated high-speed Internet access to hotels and apartment communities using OverVoice.

      The accounting principles of the segments are the same as those applied in the consolidated condensed financial statements. Since OverVoice is a new product, its revenues and costs are being reported on an incremental basis without any allocations of corporate overhead. Interest is allocated based upon the respective percentage of losses before interest of the two segments. The evaluation of the OverVoice segment's performance is only based on the accumulation of revenues and specific costs identified to OverVoice operations.


      The following is a summary of information about each of the Company's reportable segments that are used by the Company to measure the segment's operations (in thousands, unaudited):

                                            Three Months Ended June 30, 1999
                                         --------------------------------------
                                         Internet
                                         Services     OverVoice    Consolidated
                                         --------     ---------    ------------
Revenues                                 $  1,675      $    136      $   1,811
Depreciation and amortization                 333            64            397
Interest (income) expense, net                (67)          (18)           (85)
Segment losses                             (7,268)       (1,892)        (9,160)
Segment assets                              5,113         5,126         10,239
Expenditures for segment assets             1,779         2,721          4,500

                                            Three Months Ended June 30, 1998
                                         --------------------------------------
                                         Internet
                                         Services     OverVoice    Consolidated
                                         --------     ---------    ------------
Revenues                                 $  1,321      $      4      $   1,325
Depreciation and amortization                 287            --            287
Interest (income) expense, net                 87             5             92
Segment losses                             (1,813)         (528)        (2,336)
Segment assets                              1,844            --          1,844
Expenditures for segment assets               123           224            347

                                             Six Months Ended June 30, 1999
                                         --------------------------------------
                                         Internet
                                         Services     OverVoice    Consolidated
                                         --------     ---------    ------------
Revenues                                 $  3,265      $    155      $   3,420
Depreciation and amortization                 675            72            747
Interest (income) expense, net                476           116            592
Segment losses                            (10,987)       (2,824)       (13,811)
Segment assets                              5,113         5,126         10,239
Expenditures for segment assets             3,288         2,942          6,230

                                             Six Months Ended June 30, 1998
                                         --------------------------------------
                                         Internet
                                         Services     OverVoice    Consolidated
                                         --------     ---------    ------------
Revenues                                 $  2,562      $      5      $  2,567
Depreciation and amortization                 570            --           570
Interest (income) expense, net                159            15           174
Segment losses                             (3,558)       (1,039)       (4,597)
Segment assets                              1,844            --         1,844
Expenditures for segment assets               170           224           394

      The following is a reconciliation of the reportable segments' losses and assets to the Company's consolidated totals (in thousands, unaudited):

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                ----------------------      -----------------------
                                                  1999          1998          1999           1998
                                                --------      --------      --------       --------
Losses
Total losses for reportable segments            $ (9,160)     $ (2,336)     $(13,811)      $ (4,597)
Income (loss) from discontinued operations            --           211          (340)           365
Early extinguishment of debt                        (551)           --          (551)            --
                                                --------      --------      --------       --------

Consolidated net loss                           $ (9,711)     $ (2,125)     $(14,702)      $ (4,232)
                                                ========      ========      ========       ========

                                                               June 30,      June 30,
                                                                 1999          1998
                                                               --------      --------
Assets
Total assets for reportable segments                           $ 10,239      $  1,844
Total current assets, excluding reportable segment assets       105,959         9,696
Deferred financing and offering costs, net                        1,389            --
Intangible assets, net                                               --           696
Receivable from officer                                             400            --
Noncurrent assets of discontinued operations                         --         2,315
                                                               --------      --------

Consolidated total assets                                      $117,987      $ 14,551
                                                               ========      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the Notes thereto contained herein under Item 1.

      The cautionary statements set forth below and elsewhere in this Report identify important risks and uncertainties that could materially adversely affect our business, financial condition, results of operations or prospects.

Overview

      The Company is an ISP, delivering end-to-end high-speed Internet access solutions. The Company operates two business segments: OverVoice high-speed Internet access services for multi-user environments (hotels and apartment communities); and high-speed Internet access solutions for businesses and consumers, including DSL services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services. The Company operates a nationwide, clear-channel DS3/OC3 and ATM network, and currently peers with public and private partners, and at national exchange points MAE East, MAE East ATM, MAE West, and AADS.

      Prior to the second quarter 1999, the Company derived most of its revenue from the sale of various Internet services, including always-on Internet access services, web hosting and domain registration services and, to a lesser extent, dial-up Internet access. The Company incurred significant costs and devoted substantial resources associated with the research, development and deployment of its OverVoice technology, all of which had been expensed as incurred. The costs included OverVoice equipment, contract labor for surveys and the actual property installation, and Internet bandwidth and local loop connection charges.

      During the second quarter, the Company began to generate OverVoice revenues, as it began to install the technology in various hotels. The Company also began to capitalize the costs of such installations, including equipment and labor.

      The Company intends to make significant investments in its nationwide network infrastructure in conjunction with OverVoice and its other always-on, high-speed Internet services. The Company also plans to devote considerable sales and marketing resources to the sale of always-on, high-speed Internet access using its OverVoice technology in hotels and multiple dwelling units and digital subscriber line services in the commercial and residential markets. The Company plans to continue to expand its research and development activities to develop new products and services to be offered using the OverVoice technology.

      The Company's nationwide deployment of OverVoice and other services, and the expansion of its network, will result in increased cost of services, selling, general and administrative expenses and capital expenditures. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to successfully expand its customer base for OverVoice and other services and achieve further operating efficiencies. The Company might not be able to achieve or sustain revenue growth, positive cash flow or profitability in the future.

Key Developments in the Three Months Ended June 30, 1999

         Initial Public Offering. In May 1999, the Company sold approximately
6.8 million shares of common stock, and raised gross proceeds of approximately $130 million.

         Nortel Networks Partnership and Financing. On June 4, 1999, the Company entered into a $30 million credit facility with Nortel Networks, and agreed to utilize certain Nortel equipment in the Company's OverVoice hotel contracts.
The two companies are also working together to develop new technology solutions to leverage the Company's patented OverVoice technology.

         Cisco Systems Partnership and Financing. On June 30, 1999, the Company entered into a $50 million credit facility with Cisco Systems Capital Corporation, and agreed to utilize certain Cisco equipment in the Company's Internet backbone and OverVoice apartment community contracts. The two companies are also working together to develop new technology solutions to leverage the Company's patented OverVoice technology, including the development of a standard Ethernet home networking solution.

         Overnet Partnership. On June 10, 1999, the Company entered into a strategic relationship with Overnet, a privately held company looking to develop opportunities using the Company's OverVoice technology in Korea. Overnet has entered into partnership agreements with three major Korean telecommunications companies: Korea Informatics Telesis (a subsidiary of Korea Telecom); S1 Corporation (a subsidiary of Samsung); and Dreamline Corporation.

         New Long Term OverVoice Contracts. In the second quarter, the Company entered into contracts for the roll-out of high-speed Internet access for John
Q. Hammons (approximately 50 hotels), Haverford Hotels (7 hotels), and Town & Country Trust (approximately 40 apartment buildings). Additionally, the Company entered into trial agreements with several other hotel and apartment owner/operators.

Business Segments

      OverVoice. The Company's patented OverVoice solution delivers high-speed Internet connections in hotels and apartment communities on top of the property's existing telephone system at speeds up to 175 times faster than 56K dial-up modems. OverVoice's point-to-multipoint technology enables the Company to create an Ethernet local area network within a building and provide a single high-speed Internet connection which can be shared simultaneously among many users. As of June 30, 1999, the Company had master contracts to roll-out OverVoice service in Hilton Hotels, John Q. Hammons hotels, Haverford Hotels, Town & Country Trust apartment communities, and trial agreements with several other hotel and apartment owner/operators.

      Internet Services. The primary services in the Company's Internet Services segment include HyperDSL, always-on access and web hosting:

             HyperDSL Services: The Company has initiated its roll-out of a new always-on, high-speed Internet access service using digital subscriber line technology ("DSL") under the name HyperDSL. The Company partners with Covad Communications Group to provide HyperLAN DSL services to small and medium-sized businesses, and Bell Atlantic to provide HyperLINK DSL services to the residential and SOHO (small office, home office) markets. As of June 30, 1999, the Company provided HyperDSL services in the Washington, D.C., Baltimore, and New York City metro areas. The Company intends to enter additional markets in 1999, including Philadelphia, Chicago, San Francisco, Boston, Atlanta, Seattle, Miami and Los Angeles.

             High-Speed Always-On Access and Other Services: The Company provides dedicated Internet access to businesses and other Internet providers, including T-1, fractional T-1, DS-3 and fractional DS-3 services. The Company also provides web hosting and collocation services. In addition, the Company provides dial-up and other narrowband connectivity services which are not marketed generally.

Statements of Operations

      The Company records revenues for all services, including installation fees, when the services are provided to customers. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue when earned. Customer contracts for Internet access and web hosting services are typically for periods ranging from one month to three years. Internet access services typically require the customer to purchase equipment and incur the related installation fees. Revenues from equipment sales are recorded when the related equipment is shipped to the customer. Dial-up access customers typically subscribe to service contracts on a monthly or annual basis.

      The Company's costs include:

      o     cost of services;
      o     selling, general and administrative expenses;
      o     research and development;
      o depreciation and amortization, including the amortization of goodwill recorded as a result of the acquisition of Capital Area in May 1996 which was fully amortized in May 1999;
      o non-cash compensation attributable to the grant of options to key executives; and
      o     interest and other expense.

      Cost of services represents primarily recurring expenses for the lease of data facilities from national and local fiber providers. These costs include long haul bandwidth and local interconnection charges. Cost of services also includes charges for installation and customer equipment.

      Selling, general and administrative expenses are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, accounting and administration. Selling, general and administrative expenses will increase over time as the Company's operations, including the nationwide deployment of OverVoice services and the expansion of its HyperDSL services, increase. In addition, significant levels of marketing activity may be necessary for the Company to build or increase its customer base among hotel guests and apartment residents to a significant enough size in a particular building or market. Any such increased marketing efforts may have a negative effect on earnings.

      Operating results for any period are not necessarily indicative of results for any future period. Also, the operating results for interim periods are not necessarily indicative of the results that might be expected for the entire year.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Net revenues. Net revenues for the three months ended June 30, 1999 increased 37% to approximately $1,811,000, from approximately $1,325,000 for the three months ended June 30, 1998. Net revenues increased primarily due to an increase of $156,000 in DSL revenues, $132,000 in OverVoice revenues, $131,000 in Internet access services, and $67,000 in web hosting services. The increases were due to an increase in the number of customers for these services.

      Cost of services. Cost of services for the three months ended June 30, 1999 totaled approximately $1,518,000 or 84% of net revenues, compared to approximately $750,000 or 57% of net revenues for the three months ended June 30, 1998. This increase resulted primarily due to an increase of $397,000 in additional nationwide bandwidth, $167,000 in OverVoice charges for equipment, bandwidth and network installation, and $204,000 in DSL charges for customer connectivity, equipment and installation.

      Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 1999 totaled approximately $5,689,000 or 314% of net revenues, compared to approximately $2,176,000 or 164% of net revenues for the three months ended June 30, 1998. This increase resulted primarily from an increase of $1,295,000 related to Internet services payroll, $368,000 related to OverVoice payroll, $178,000 related to OverVoice costs (e.g. marketing and professional fees and expenses), and $1,672,000 in advertising and other sales, marketing and administrative expenses.

      Depreciation and amortization. Depreciation and amortization totaled approximately $397,000 for the three months ended June 30, 1999, compared to approximately $287,000 for the three months ended June 30, 1998. This increase resulted from an increase of $183,000 in depreciation of capital assets to support the expansion of the Company's network, an increase of $42,000 in amortization related to warrants issued to a third party, offset by a decrease of $116,000 in goodwill amortization related to the completion of amortization during the second quarter of 1999 of the May 1996 purchase of Capital Area.

      Fair value of stock issued to a third party for services. Fair value of stock issued to a third party for services totaled approximately $723,000 for the three months ended June 30, 1999. This expense was for 66,500 shares of the Company's common stock issued to an OverVoice hotel customer in connection with the development of future hotel guest and meeting room digital entertainment solutions. There was no comparable expense for the three months ended June 30, 1998.

      Non-cash compensation. Non-cash compensation totaled approximately $2,729,000 for the three months ended June 30, 1999, compared to approximately $356,000 for the three months ended June 30, 1998. This increase resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO, and from the amortization of deferred compensation related to additional stock options granted in 1999.

      Interest and other (income) expense. Interest and other (income) expense totaled income of approximately $85,000 for the three months ended June 30, 1999, compared to expense of approximately $92,000 for the three months ended June 30, 1998. This income total was attributable primarily to interest income earned from the proceeds of the IPO, offset by an increase in interest on indebtedness incurred, including amortization of financing costs relating to the Company's credit agreement with an investment banking firm.

      Loss from continuing operations. Loss from continuing operations totaled approximately $9,160,000 for the three months ended June 30, 1999, compared to approximately $2,336,000 for the three months ended June 30, 1998, due to the foregoing factors.

      Income (loss) from discontinued operations of Cleartel. There was no income or loss from discontinued operations for the three months ended June 30, 1999 due to the spinoff of Cleartel in February 1999. Income from discontinued operations of Cleartel totaled approximately $211,000 for the three months ended June 30, 1998.

      Extraordinary item - early extinguishment of debt. Extraordinary item - early extinguishment of debt totaled approximately $551,000 for the three months ended June 30, 1999. This charge was related to the write-off of unamortized debt discount and deferred financing fees associated with the repayment of the $7 million loan from an investment banking firm. There were no extraordinary items for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Net revenues. Net revenues for the six months ended June 30, 1999 increased 33% to approximately $3,420,000, from approximately $2,567,000 for the six months ended June 30, 1998. Net revenues increased primarily due to an increase of $188,000 in DSL revenues, $150,000 in OverVoice revenues, $375,000 in Internet access services, and $140,000 in web hosting services. The increases were due to an increase in the number of customers for these services.

      Cost of services. Cost of services for the six months ended June 30, 1999 totaled approximately $2,568,000 or 75% of net revenues, compared to approximately $1,467,000 or 57% of net revenues for the six months ended June 30, 1998. This increase resulted primarily from an increase of $698,000 in additional nationwide bandwidth, $179,000 in OverVoice charges for equipment, bandwidth and network installation, and $224,000 in DSL charges for customer connectivity, equipment and installation.

      Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 1999 totaled approximately $9,480,000 or 277% of net revenues, compared to approximately $4,241,000 or 165% of net revenues for the six months ended June 30, 1998. This increase resulted primarily from increases of $2,233,000 related to Internet services payroll, $615,000 related to OverVoice payroll, $237,000 related to OverVoice costs (e.g. marketing and professional fees and expenses) and $2,154,000 in advertising and other sales, marketing and administrative expenses.

      Depreciation and amortization. Depreciation and amortization totaled approximately $747,000 for the six months ended June 30, 1999, compared to approximately $570,000 for the six months ended June 30, 1998. This increase resulted from an increase of $260,000 in depreciation of capital assets to support the expansion of the Company's network, an increase of $42,000 in amortization related to warrants issued to a third party, offset by a decrease of $125,000 in goodwill amortization related to the completion of amortization during the second quarter of 1999 of the May 1996 purchase of Capital Area.

      Fair value of stock issued to third party for services. Fair value of stock issued to a third party for services totaled approximately $723,000 for the six months ended June 30, 1999. This expense was for 66,500 shares of the Company's common stock issued to an OverVoice hotel customer in connection with the development of future hotel guest and meeting room digital entertainment solutions. There was no comparable expense for the six months ended June 30, 1998.

      Non-cash compensation. Non-cash compensation totaled approximately $3,121,000 for the six months ended June 30, 1999, compared to approximately $712,000 for the six months ended June 30, 1998. This increase resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO, and from the amortization of deferred compensation related to additional stock options granted in 1999.

      Interest and other (income) expense. Interest and other (income) expense totaled expense of approximately $592,000 for the six months ended June 30, 1999, compared to expense of approximately $174,000 for the six months ended June 30, 1998. This increase was attributable primarily to interest on indebtedness incurred, including amortization of financing costs relating to the Company's credit agreement with an investment banking firm, offset by interest income earned from the proceeds of the IPO.

      Loss from continuing operations. Loss from continuing operations totaled approximately $13,811,000 for the six months ended June 30, 1999, compared to approximately $4,597,000 for the six months ended June 30, 1998, due to the foregoing factors.

      Income (loss) from discontinued operations of Cleartel. Loss from discontinued operations of Cleartel totaled approximately $340,000 for the six months ended June 30, 1999, compared to income of approximately $365,000 for the six months ended June 30, 1998. This decrease in income from discontinued operations of Cleartel resulted primarily from a reduction in net revenues generated from operator assisted telephone calls.

      Extraordinary item - early extinguishment of debt. Extraordinary item - early extinguishment of debt totaled approximately $551,000 for the six months ended June 30, 1999. This charge was related to the write-off of unamortized debt discount and deferred financing fees associated with the repayment of the $7 million loan from an investment banking firm. There were no extraordinary items for the six months ended June 30, 1998.

Liquidity and Capital Resources

      Prior to the IPO, the Company financed its operations with various debt and private equity placements. During the six months ended June 30, 1998, the Company's continuing operations were also financed in part from operating profits and cash flows generated from its now discontinued operation (Cleartel). Net cash (used in) provided by operating activities for the six month periods ended June 30, 1999 and June 30, 1998 was approximately $(10,582,000) and $223,000, respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities for its Internet-related businesses.

      In September 1998, the Company entered into a $7 million loan facility (the "Loan") with an investment banking firm. In connection with the Loan, the Company issued the investment banking firm warrants to acquire 3 percent of the fully diluted outstanding shares of common stock of the Company or 390,000 shares at September 4, 1998. The $7 million loan was repaid from net proceeds from the IPO.

      In May 1999, the Company completed the IPO of its common stock. The Company sold 6,842,100 shares (including the over-allotment option) of common stock for approximately $130 million, yielding net proceeds to the Company of approximately $118.2 million after deducting underwriting discounts and commissions and other fees and expenses. The Company used approximately $12 million of the net proceeds to repay indebtedness and redeem shares of Series B cumulative mandatory redeemable convertible preferred stock. Of the remaining $106.2 million net proceeds, the Company estimates that it will use approximately $25 million for capital expenditures, $34 million for sales and marketing, $23 million for network infrastructure build out, $13 million for research and development, and $11.2 million for general corporate purposes. The Company also from time to time considers the acquisition of, or investments in, complementary businesses, customer bases, products or technologies, and may use some of the proceeds of the offering to make such acquisitions or investments. See "Subsequent Events -Atcom."

      The Company currently intends to allocate substantial proceeds to each of the foregoing categories. However, the precise allocation of funds among these uses will depend on future technological, regulatory and other developments in or affecting its business, the competitive climate in which the Company operates and the emergence of future opportunities.

      Following the completion of the IPO, the Company converted 2,827,168 shares of Series A convertible preferred stock into an equal number of common shares. In addition, the Company redeemed 745,645 Series B Shares for cash totaling $3,000,000 (plus accrued interest of $104,000), and converted the remaining Series B Shares into 81,946 shares of common stock.

      In June 1999, the Company advanced a $400,000 unsecured loan to one of its executives. The loan bears interest at a rate of 7% per annum, with the interest payable quarterly, and the principal amount due 3 years from the date of the loan.

      The Company and Nortel Networks entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999. The line of credit bears interest at an annual rate of a commercial prime rate plus 3.75%. The financing requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage and debt service ratios. Borrowings under the financing are secured by a first priority lien on all Nortel Networks products purchased using the financing. As of June 30, 1999, the Company had not yet borrowed under this credit facility. In addition, the Company entered into a purchase agreement with Nortel Networks, dated as April 1, 1999, and committed to purchase $10 million of Nortel equipment by April 1, 2000. The Company will be subject to a reduction in its purchase discount percentages after that date if its annual purchases do not exceed $10 million for the year ended April 1, 2001 and $9.9 million for the year ended April 1, 2002.

      The Company and Cisco Systems Capital Corporation entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999. Under the facility, $25 million is available during the first year of the facility and an additional $25 million is available during the second year of the facility, provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage and debt service ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco will have a second priority lien. As of June 30, 1999, the Company had not yet borrowed under this credit facility.

      As of June 30, 1999, the Company had cash on hand of approximately $104.4 million. The Company expects that its cash and financing needs for the next twelve months can be met by cash on hand and additional capital financing arrangements, including its equipment financing agreements. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company would curtail the planned roll-out of OverVoice and reduce marketing and development activities.

      The Company from time to time engages in discussions involving potential business acquisitions. Depending on the circumstances, the Company may not disclose material acquisitions until completion of a definitive agreement. The Company may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in the Company's growth rate could materially affect the Company's operating and financial expectations and results, liquidity and capital resources. On August 4, 1999, the Company and Atcom entered into a Merger Agreement. See "Subsequent Events - Atcom."

Impact of the Year 2000 Issue

      Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, the Company's normal business activities and operations. The Company has formulated and, to a large extent, effected a plan to address Year 2000 issues.

      During 1998, the Company established a Year 2000 compliance program to coordinate appropriate activity and report to its Board of Directors with regard to Year 2000 issues. The Company is addressing the Year 2000 issue through a comprehensive assessment and resolution of both its internal systems and the systems of its external partners and suppliers.

      The Company's internal systems assessment and review consists of four-phases:

      o     assessment;
      o     analysis and planning;
      o     conversion and testing; and
      o     implementation.

      The Company's assessment of the Year 2000 problem has focused on conducting an inventory of existing systems, performing risk assessment, prioritizing systems, and determining resource needs and is substantially complete. The analysis and planning phase of the Company's Year 2000 compliance program has involved selecting corrective methods, developing certain standards, determining conversion sequences, and establishing a detailed time line for correcting Year 2000 issues and is substantially complete. The Company's conversion and testing phase which has included developing codes and purchasing known fixes, documenting the effort made, conducting unit and system tests, and scheduling data migration is substantially complete. As part of the implementation of its Year 2000 solution, the Company has moved various systems into production, installed third party solutions, updated operational procedures, and trained users. This implementation phase is substantially complete. The Company expects completion of this internal systems assessment and corrective action prior to the end of the third quarter of 1999.

      The Company likewise has conducted a four-phase review of the systems of its partners, suppliers, and other third parties (including equipment providers and other telecommunications service providers) to monitor both the vulnerability of such parties to the Year 2000 problem and any potential impact on the Company. First, the Company identified its critical partners, suppliers, and vendors. This phase involved requesting information from employees, analyzing responses, performing risk assessments, prioritizing systems, and determining resource needs and is fully complete. Secondly, the Company developed Year 2000 contact standards. This phase, which has involved developing questionnaires, drafting request letters, and gathering contact addresses and e-mails is substantially complete. Thirdly, the Company has begun receiving information through responses to its request letters, researching web sites, making phone contacts, and summarizing the results of the information received. Finally, the Company has begun to focus on evaluating different systems, reviewing such information with senior management, and identifying any additional resources needed. The Company is commencing work to develop a contingency plan associated with its findings in this area. The Company believes these latter phases will be completed prior to the end of the third quarter of 1999.

      During the six months ended June 30, 1999, the Company spent approximately $5.2 million for capital expenditures related to the upgrade and continuing build-out of its technical operations and network. The Company believes that all of this equipment is Year 2000 compliant. The Company expects to incur additional costs in 1999 in connection with our Year 2000 program, which the Company believes will not be material. In addition, the Company expects to acquire a new billing and customer care system as part of its business strategy, which the Company believes will also be Year 2000 compliant. These additional costs are based on the Company's best estimates and, in management's opinion, will not have a material adverse effect on its business, financial condition and results of operations. If the actual costs of implementing the Company's

Year 2000 program significantly exceed the Company's estimates, it may have a material adverse effect on the Company's business, financial condition or results of operations.

      The Company currently believes that its most likely, worst case scenario related to the Year 2000 issue is associated with potential concerns with its partners' and suppliers' Internet operations. To the extent that one or more of these third parties experience Year 2000 problems, which would lead to decreased Internet usage and the delay or inability to obtain necessary data communication and telecommunication capacity, the Company's network and services could be adversely affected.

      The Company cannot guarantee that it will be able to timely and successfully modify its products, services and systems to comply with Year 2000 requirements. Any failure to do so could have a material adverse effect on the Company's operating results. Furthermore, despite the aforementioned testing performed by the Company and its vendors, the Company's products, services and systems may contain undetected errors or defects associated with Year 2000 date functions. In the event any material errors or defects are not detected and fixed, or third parties cannot timely provide the Company with products, services or systems that meet the Year 2000 requirements, the Company's operating results could be materially adversely affected. Known or unknown errors or defects that affect the operation of the Company's products, services or systems could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development resources, damage to the Company's reputation and litigation costs. The Company cannot guarantee that these or other factors relating to Year 2000 compliance issues will not have a material adverse effect on the Company's business.

Subsequent Events

Unisys:

      On August 3, 1999, the Company and Unisys Corporation announced an alliance that will accelerate a full range of Unisys installation, maintenance, and end-user and network support services for the Company's OverVoice solution in hotels and apartments worldwide. The alliance, which mobilizes a global workforce of Unisys field operations, project managers and installers, aggressively expands the Company's business plans to deploy the OverVoice solution. Unisys provides the Company's Field Operations and Implementations Teams with significant resources, including the Unisys portfolio of network and end-user support services, installation, maintenance, and ongoing project and program management. Unisys will help the Company meet the demand to deliver OverVoice, and provides a full-service infrastructure to bolster the Company's established field operations framework. In the U.S. alone, Unisys will equip the Company with the capabilities to install in more than 200 hotel and apartment properties, or 60,000 units, per month.

Atcom:

      On August 4, 1999, the Company and Atcom entered into a Merger Agreement with Atcom surviving as a wholly-owned subsidiary of the Company. In the Merger, each outstanding share of Atcom common stock will be converted into the right to receive 0.3568 shares, or a total of approximately 2,510,000 shares, of the Company's common stock. The Company will also convert Atcom employee stock options into options to purchase a total of approximately 870,000 shares of the Company's common stock, a portion of which options are vested. If, by November 21, 1999, the Company issues at least $10 million of capital stock to one or more agreed upon strategic partners, the Company will issue additional shares of the Company's common stock, having a value of approximately $13 million, to former holders of Atcom common stock. In addition, the Company will adjust the number of shares of the Company's common stock issuable upon the exercise of the converted Atcom options and the exercise price thereof, to reflect the issuance of such additional consideration. The acquisition will be accounted for under the purchase method of accounting. The transaction is expected to close by the end of the third quarter 1999.

      Atcom is a leading provider of software solutions in multiple user Internet environments. The Merger will combine the Company's OverVoice hardware technology with Atcom's IPORT server software and kiosk products to create a cost effective and robust solution to deliver high-speed Internet access solutions to hotels, apartment communities and public areas.

VirtuaLINC:

      On August 4, 1999, the Company announced that it had been selected by VirtuaLINC to deploy VirtuaLINC's high-speed Internet solutions to Carlson Hospitality Worldwide, using the Company's OverVoice technology. VirtuaLINC, which offers interactive communications to hotels through the use of its V2PN (Virtual Video Private Network), has chosen the Company's OverVoice technology as the preferred multi-point high-speed Internet access platform in guest and meeting rooms chain-wide. The agreement with VirtuaLINC will enable the Company's OverVoice technology to be installed in up to 450 Carlson hotels with approximately 3,000 meeting rooms and 80,000 guest rooms in North America.

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

PART II.OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on its business, financial condition or results of operation.

      On March 25, 1999, the Company filed a patent infringement lawsuit against LodgeNet Entertainment Corp. ("LodgeNet") in Maryland U.S. District Court. The complaint charges LodgeNet with infringement of one of the OverVoice patents, which is directed to the delivery of high-speed audio and video signals over active telephone wiring. The Company and Inline jointly own the patent. The Company is in discussions with LodgeNet in an attempt to resolve the matter.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

      All matters discussed in the Registration Statement are hereby incorporated by reference. The reader is directed to read the entire Registration Statement, but with regard to this item the reader should read:
Amended and Restated Stock Option Plan, Certain Relationships and Related Transactions, Description of Capital Stock and Shares Eligible for Future Sale.

      The following is a description of the unregistered securities sold by the Company during the period from May 20, 1999 through June 30, 1999:

      From May 20, 1999 through June 30, 1999, the Company granted stock options to employees to purchase an aggregate of 240,500 shares of common stock at an exercise price of $11.50 per share.

      On June 3, 1999, the Company issued 66,500 shares of common stock to Hilton Hotels Corporation in connection with the companies' agreement on a digital entertainment fund to jointly pursue the development of future guest and meeting room digital entertainment solutions in Hilton properties.

      The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or
(ii) in the case of certain options to purchase shares of Common Stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 of the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

INITIAL PUBLIC OFFERING

      The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72769), relating to the Company's initial public offering of its common stock was May 19, 1999. A total of 6,842,100 shares of the Company's common stock (including 842,100 shares pursuant to the exercise of the underwriters' over-allotment option) were sold to the public. The lead investment manager of the IPO was Bear, Stearns & Co. Inc. The IPO was completed on May 20, 1999 at a price of $19.00 per share. The IPO and the exercise of the underwriters' over-allotment option resulted in gross proceeds of approximately $130,000,000. Underwriting discounts and commissions totaled approximately $9,100,000, and other expenses and fees related to the IPO totaled approximately $2,667,000. The amount of net proceeds to the Company from the IPO was approximately $118,233,000.

      The following table sets forth the underwriting discounts and commissions and other expenses incurred by the Company through June 30, 1999 in connection with the issuance and distribution of such securities. All amounts shown are estimates:

Underwriting discounts and commissions                              $  9,100,000
Nasdaq National Market Listing Fee                                        94,000
Transfer Agent and Registrar fees                                         42,000
Accounting fees and expenses                                             635,000
Legal fees and expenses                                                  813,000
Printing and mailing expenses                                            992,000
Miscellaneous                                                             91,000
                                                                    ------------
Total Expenses
                                                                    $ 11,767,000
                                                                    ============

Net Proceeds                                                        $118,233,000
                                                                    ============

      None of such expenses involved direct or indirect payments to directors or officers of the Company or their associates, 10% stockholders of the Company or affiliates of the Company.

      From May 20, 1999 to June 30, 1999, the Company invested the net proceeds from the IPO in investment grade interest-bearing accounts.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A.    EXHIBITS

                  See Exhibit Index.

            B.    REPORTS ON FORM 8-K

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on August 16, 1999.

                                    CAIS Internet, Inc.


                                    /s/ Ulysses G. Auger, II
                                    --------------------------------------------
                                    Ulysses G. Auger, II, Chairman of the Board
                                      and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Barton R. Groh
                                    --------------------------------------------
                                    Barton R. Groh, Vice President, Treasurer
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               CAIS INTERNET, INC.

                                  EXHIBIT INDEX

Exhibit
No.                  Description
--------             -----------

3.1 Certificate of Incorporation: Restated Certificate of Incorporation of the Company incorporated by reference to
                  Exhibit 3.1 to the Registration Statement.

3.2 By-Laws: Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3.2 to the Registration Statement.

10.1 Global Purchase Agreement between CAIS, Inc. and Nortel Networks, Inc., dated April 1, 1999.

10.2 Credit Agreement by and among CAIS, Inc. and Nortel Networks Inc., dated June 4, 1999.

10.3 Guaranty Agreement by the Company in favor of Nortel Networks Inc., dated June 4, 1999.

10.4 Security Agreement by and among CAIS, Inc. and Nortel Networks Inc., dated June 4, 1999.

10.5 Credit Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June 30, 1999.

10.6 Guaranty Agreement by the Company in favor of Cisco Systems Capital Corporation, dated June 30, 1999.

10.7 Security Agreement by and among the Company and Cisco Systems Capital Corporation, dated June 30, 1999.

10.8 Security Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June 30, 1999.

27.1              Financial Data Schedule.