Form 10-Q
period 1999-09-30
CAIS INTERNET INC
filed 1999-11-15
CIK 1078404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1999

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes [X] No [ ]

     Indicate the number of outstanding shares of each of the registrant's classes of Common Stock, as of the latest practicable date.

Title of each class
-------------------
Common Stock, $.01 par value
22,428,164 shares outstanding on September 30, 1999

                             CAIS INTERNET, INC.
                                   FORM 10-Q
               For the Quarterly Period Ended September 30, 1999

                                   INDEX

                                                                                  Page
PART I - FINANCIAL INFORMATION                                                   Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of September 30, 1999 and
         December 31, 1998.                                                        4

        Consolidated Condensed Statements of Operations for the Three
         Months and for the Nine Months Ended September 30, 1999 and 1998.         5

        Consolidated Condensed Statements of Changes
         in Stockholders' Equity (Deficit) for the Nine Months Ended
         September 30, 1999.                                                       6

        Consolidated Condensed Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998.                                 8

        Notes to Consolidated Condensed Financial Statements.                      9

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations.                           17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.               23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                        23

Item 2. Changes in Securities and Use of Proceeds.                                23

Item 6. Exhibits and Reports on Form 8-K.                                         24

Signatures                                                                        25

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

                       CAIS INTERNET, INC
             Consolidated Condensed Balance Sheets
         (in thousands except share and per share data)

                                                                         September 30, 1999    December 31, 1998
                                                                         ------------------    -----------------
                                                                            (Unaudited)
Current Assets
     Cash and cash equivalents..........................................      $ 52,981             $     95
     Short-term investments.............................................        16,501                    -
     Accounts receivable, net of allowance for doubtful accounts
         of $165 and $137, respectively.................................         1,706                  648
     Prepaid expenses and other current assets..........................         2,308                  228
     Current assets of discontinued operations..........................             -                8,170
                                                                              --------            ---------
                  Total current assets..................................        73,496                9,141
                                                                              --------            ---------
Property and equipment, net.............................................        61,809                2,638
Deferred offering costs.................................................             -                  237
Deferred debt financing costs, net......................................         1,425                  292
Intangible assets and goodwill, net.....................................        54,454                  277
Receivable from officer.................................................           400                    -
Other assets............................................................         1,392                    -
Noncurrent assets of discontinued operations............................             -                1,936
                                                                              --------            ---------
                  Total noncurrent assets...............................       119,480                5,380
                                                                              --------            ---------
                  Total assets..........................................      $192,976            $  14,521
                                                                              ========            =========
Current liabilities
     Accounts payable and accrued expenses..............................      $ 40,448            $   4,396
     Payable to discontinued operations.................................             -                5,342
     Unearned revenues..................................................           632                  572
     Current liabilities of discontinued operations.....................             -                8,205
                                                                              --------            ---------
                  Total current liabilities.............................        41,080               18,515

Loan, net of unamortized debt discount of $0 and $817,
     respectively.......................................................             -                6,183
Notes payable to related parties, net of current portion................             -                1,983
Other long-term liabilities.............................................           717                    -
Long-term liabilities of discontinued operations........................             -                2,601
                                                                              --------            ---------
                  Total liabilities.....................................        41,797               29,282
                                                                              --------            ---------
Series C cumulative mandatory redeemable convertible preferred stock; 125,000 shares authorized, issued and
     outstanding as of September 30, 1999 (aggregate
     liquidation preference of $15,000).................................        15,000                    -

Put warrants............................................................         1,267                    -

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
     Common stock, $0.01 par value; 100,000,000 shares
      authorized; 22,440,930 and 9,965,505 shares issued
      and 22,428,164 and 9,965,505 shares outstanding, respectively.....           224                  100
     Additional paid-in capital.........................................       188,235                7,794
     Warrants outstanding...............................................        13,233                1,226
     Deferred compensation..............................................        (3,435)              (2,888)
     Treasury stock, 12,766 shares of common stock......................          (150)                   -
     Accumulated deficit................................................       (63,195)             (20,993)
                                                                              --------            ---------
                  Total stockholder's equity (deficit)..................       134,912              (14,761)
                                                                              --------            ---------
                  Total liabilities and stockholders' equity (deficit)..      $192,976            $  14,521
                                                                              ========            =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                         CAIS INTERNET, INC.
           Consolidated Condensed Statements of Operations
               (in thousands except per share amounts)
                             (unaudited)

                                                                 Three months ended                Nine months ended
                                                                    September 30,                    September 30,
                                                                1999            1998              1999           1998
                                                               ------          ------            ------         ------
Net revenues................................................  $  2,682        $ 1,357           $  6,102       $ 3,924

Cost of services............................................     2,558            776              5,126         2,243

Operating expenses:
     Selling, general and administrative....................    13,333          2,471             22,813         6,712
     Depreciation and amortization..........................     1,738            374              2,485           944
     Fair value of stock issued to third party for services.         -              -                723             -
     Non-cash compensation..................................     1,009            356              4,130         1,068
                                                              --------        -------           --------       -------
                     Total operating expenses...............    16,080          3,201             30,151         8,724
                                                              --------        -------           --------       -------

Loss from operations........................................   (15,956)        (2,620)           (29,175)       (7,043)

Interest income (expense), net:
     Interest income........................................     1,190              -              1,730             -
     Interest expense.......................................      (198)          (295)            (1,330)         (469)
                                                              --------        -------           --------       -------
                     Total interest income (expense), net...       992           (295)               400          (469)
                                                              --------        -------           --------       -------

Loss from continuing operations before income taxes.........   (14,964)        (2,915)           (28,775)       (7,512)
     Provision for income taxes.............................         -              -                  -             -
                                                              --------        -------           --------       -------

Loss from continuing operations.............................   (14,964)        (2,915)           (28,775)       (7,512)
     Income (loss) from discontinued operations.............         -           (249)              (340)          116
                                                              --------        -------           --------       -------

Loss before extraordinary item..............................   (14,964)        (3,164)           (29,115)       (7,396)
     Extraordinary item -- early extinguishment of debt.....         -              -               (551)            -
                                                              --------        -------           --------       -------

 Net loss...................................................   (14,964)        (3,164)           (29,666)       (7,396)
     Dividends and accretion on preferred stock.............    (3,851)             -             (4,201)            -
                                                              --------        -------           --------       -------
Net loss attributable to common stockholders................  $(18,815)       $(3,164)          $(33,867)      $(7,396)
                                                              ========        =======           ========       =======
Basic and diluted earnings (loss) per share:
     Loss attributable to common stockholders before
       discontinued operations and extraordinary item.......    $(0.91)       $ (0.29)             (2.20)      $ (0.76)
     Discontinued operations................................         -          (0.03)             (0.02)         0.01
     Extraordinary item.....................................         -              -              (0.04)            -
                                                              --------        -------           --------       -------
                     Total..................................    $(0.91)       $ (0.32)          $  (2.26)      $ (0.75)
                                                              ========        =======           ========       =======

Basic and diluted weighted-average shares outstanding.......    20,586          9,966             14,955         9,834
                                                              ========        =======           ========       =======



The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.

 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                              REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                   ----------------------------------------------------------
                                                        SERIES A             SERIES B           SERIES C
                                                    ------------------    ---------------    ----------------        PUT
                                                    SHARES      AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT      WARRANTS
                                                    ------      ------    ------   ------    ------    ------      --------
DECEMBER 31, 1998.................................       -      $    -        -   $     -        -    $      -     $      -
    Issuance of common stock and options in
      connection with litigation settlement.......       -           -        -         -        -           -            -
    Issuance of Series A, Series B and Series C
     Preferred Stock, net of offering costs of $175
      and amounts allocated to warrants...........   2,827       3,209    1,120     4,557        125    11,149            -
    Capital contribution..........................       -           -        -         -        -           -            -
    Distribution of Cleartel net assets...........       -           -        -         -        -           -            -
    Initial public offering gross proceeds, net of
      underwriting discounts and commissions and
      other IPO fees and expenses.................       -           -        -         -        -           -            -
    Accrued dividends on preferred shares
      and accretion of discount...................       -         246        -       104        -           -            -
    Accretion of Series A and Series C Preferred
      Stock warrant and issuance costs............       -       8,292        -         -        -       3,851            -
    Conversion of Series A and Series B
      Preferred Stock and accrued dividend
      to common stock.............................  (2,827)    (11,747)    (374)   (1,557)       -           -            -
    Redemption of Series B Preferred Stock........       -           -     (746)   (3,104)       -           -            -
    Issuance of common stock to third party.......       -           -        -         -        -           -            -
    Issuance of put warrants......................       -           -        -         -        -           -        1,267
    Deferred compensation pursuant to
      issuance of stock options...................       -           -        -         -        -           -            -
    Amortization of unearned compensation.........       -           -        -         -        -           -            -
    Issuance of common stock for acquisitions.....       -           -        -         -        -           -            -
    Exercise of stock options.....................       -           -        -         -        -           -            -
    Treasury stock................................       -           -        -         -        -           -            -
    Net loss......................................       -           -        -         -        -           -            -
                                                    ------      ------   ------    ------   ------     -------     --------
SEPTEMBER 30, 1999................................       -         $ -        -       $ -      125     $15,000       $1,267
                                                    ======      ======   ======    ======   ======     =======     ========
                                                                                                                    (Continued)

The accompanying notes are an integral part of these consolidated condensed statements.

                                                                              CAIS INTERNET, INC.

                                                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 (IN THOUSANDS)

                                                                                  (UNAUDITED)

                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                                   --------------------------------------------------------------------------------
                                                   COMMON  STOCK   ADDITIONAL
                                                   -------------    PAID-IN   WARRANTS     DEFERRED    TREASURY  ACCUMULATED
                                                   SHARES    PAR    CAPITAL  OUTSTANDING  COMPENSATION   STOCK   DEFICIT    TOTAL
                                                   -------  ------  -------  -----------  ------------  -------  --------   -----
DECEMBER 31, 1998.................................  9,965   $ 100  $ 7,794   $ 1,226      $(2,888)    $    -   $ (20,993)  (14,761)
    Issuance of common stock and options in
      connection with litigation settlement.......     25       -        -         -           -           -           -         -
    Issuance of Series A, Series B and Series C
      Preferred Stock, net of offering costs of $175
       and amounts allocated to warrants..........      -       -        -    12,007           -           -           -    12,007
    Capital contribution..........................      -       -    1,083         -           -           -           -     1,083
    Distribution of Cleartel net assets...........      -       -        -         -           -           -         (43)      (43)
    Initial public offering gross proceeds, net of
      underwriting discounts and commissions and
      other IPO fees and expenses.................   6,842     68  118,165         -           -           -           -   118,233
    Accrued dividends on preferred shares
      and accretion of discount...................       -      -        -         -           -           -        (350)     (350)
    Accretion of Series A and Series C Preferred
      Stock warrant and issuance costs............       -      -        -         -           -           -     (12,143)  (12,143)
    Conversion of Series A and Series B
      Preferred Stock and accrued dividend
      to common stock.............................   2,909     29   13,275         -           -           -           -    13,304
    Redemption of Series B Preferred Stock........       -      -        -         -           -           -           -         -
    Issuance of common stock to third party.......      67      1      722         -           -           -           -       723
    Issuance of put warrants......................       -      -        -         -           -           -           -         -
    Deferred compensation pursuant to
      issuance of stock options...................       -      -    4,677         -      (4,677)          -           -         -
    Amortization of unearned compensation.........       -      -        -         -       4,130           -           -     4,130
    Issuance of common stock for acquisitions.....   2,615     26   42,461         -           -           -           -    42,487
    Exercise of stock options.....................      18      -       58         -           -           -           -        58
    Treasury stock................................       -      -        -         -           -        (150)          -      (150)
    Net loss......................................       -      -        -         -           -           -     (29,666)  (29,666)
                                                   -------  ----- --------   --------   ---------    -------     --------  -------
SEPTEMBER 30, 1999................................  22,441   $224 $188,235    $13,233    $(3,435)    $ (150)    $(63,195) $134,912
                                                  ========  ===== ========   ========   =========    =======     ========  =======
                                                                                                                         (Concluded)

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
                 Consolidated Condensed Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          ----------------------------
                                                                                                1999         1998
                                                                                           -------------  ------------
Cash flows from operating activities:
      Net loss.....................................................................        $  (29,666)    $ (7,397)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Non-cash compensation..................................................             4,130        1,068
            Amortization of debt discount and deferred financing costs.............               877          102
            Extraordinary item -- early extinguishment of debt.....................               551            -
            Fair value of shares issued to third party for services................               723            -
            Depreciation and amortization..........................................             2,485          944
            Depreciation and amortization of discontinued operations...............                58          396
            Changes in operating assets and liabilities,
             net of effect of acquisitions:
                Accounts receivable, net...........................................              (728)         (22)
                Prepaid expenses and other current assets..........................            (2,023)         104
                Other long term assets.............................................              (784)           -
                Accounts payable and accrued liabilities...........................             9,667        1,192
                Payable to discontinued operations.................................            (3,892)       2,085
                Unearned revenue...................................................                60           82
                Deferred rent, net.................................................               609            -
                Changes in operating assets and liabilities of
                   discontinued operations.........................................               (73)         468
                                                                                           ----------     --------
                    Net cash used in operating activities                                     (18,006)        (978)
                                                                                           ----------     --------
Cash flows from investing activities:
      Purchases of property and equipment..........................................           (43,710)      (1,187)
      Purchases of property and equipment of discontinued operations...............               (14)        (279)
      Purchases of short-term investments..........................................           (16,501)           -
      Purchase of restricted investments...........................................              (350)           -
      Cash paid for acquisitions, net of cash acquired.............................               (59)           -
      Acquisition costs............................................................            (1,268)           -
      Payment of contract fees.....................................................            (2,006)           -
      Net payments advanced on notes receivable....................................              (538)        (350)
      Net payments advanced on related party accounts receivable...................                 -         (423)
                                                                                           ----------     --------
                    Net cash used in investing activities                                     (64,446)      (2,239)
                                                                                           ----------     --------
Cash flows from financing activities:
      Net borrowings (repayments) under receivables-based credit facility of
            discontinued operations................................................               313          (30)
      Borrowings under Loan........................................................                 -        5,000
      Repayments under Loan........................................................            (7,000)           -
      Repayments under long-term debt..............................................                 -       (2,000)
      Borrowings under notes payable - related parties.............................              1,000         936
      Principal payments under capital lease obligations...........................                (11)          -
      Net proceeds from issuance of Series A Preferred Stock.......................             11,365           -
      Redemption of Series B Preferred Stock.......................................             (3,104)          -
      Net proceeds from issuance of Series C Preferred Stock and warrants..........             15,000           -
      Net proceeds from initial public offering....................................            118,233           -
      Payment of debt financing costs..............................................               (366)       (476)
      Proceeds from issuance of common stock.......................................                 58       1,000
      Repurchase of common stock...................................................               (150)          -
                                                                                           -----------    --------
                    Net cash provided by financing activities                                  135,338       4,430
                                                                                           -----------    --------
Net increase in cash and cash equivalents                                                       52,886       1,213
Cash and cash equivalents, beginning of period                                                      95         149
                                                                                           -----------    --------
Cash and cash equivalents, end of period                                                   $    52,981    $  1,362
                                                                                           ===========    ========

  The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (unaudited)

1. Business Description:

Overview

     CAIS Internet, Inc. (the "Company") delivers end-to-end high-speed Internet access and content solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas using its patented OverVoice solution and IPORT server software; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, including digital subscriber line ("DSL") services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services.

Organization

     CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc. ("CGX") as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership ("Cleartel"), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS and Cleartel became wholly owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders (see Note 3) and changed its name from CGX Communications, Inc. to CAIS Internet, Inc.

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

Risks and Other Important Factors

     The Company historically has experienced losses and negative cash flows due to the development and deployment of its services and execution of its business plan. Further, there can be no assurance that the Company will generate positive cash flows or income from operations in the future.

     As of September 30, 1999, the Company had cash, cash equivalents, and short-term investments of approximately $69.5 million. The Company expects that it will require additional financing to meet its anticipated cash needs for the next twelve months, and is actively exploring alternatives for such financing. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

     The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition, rapid technological change, and any effects on the Company or its suppliers relating to the Year 2000 Issue. The Company's future plans are substantially dependent on the successful roll-out of its visitor-based and multi-family networks. Net revenues generated from visitor-based and multi-family networks were approximately $702,000 and $858,000 for the three and nine month periods ended September 30, 1999, respectively. There can be no assurance that the Company will be successful in its roll-out of services nor can there be any assurance that the Company will be successful in defending its related patent rights. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company.

2. Summary of Significant Accounting Policies:

Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1.

Consolidated Financial Statements

     The consolidated condensed financial statements include the results of the Company and its wholly-owned subsidiaries. These results include CAIS, Inc. for all periods presented, and Atcom, Inc. ("Atcom") and Business Anywhere USA, Inc. ("Business Anywhere") for the period from their respective acquisition dates in September, 1999 through the end of the third quarter. The Company acquired Atcom, which it renamed CAIS Software Solutions, and Business Anywhere in September 1999 (see Note 8).

     In February 1999, the Company spun-off its operator and long-distance services subsidiary, Cleartel, to its stockholders as a non-cash distribution (See Note 3). The spin-off has been presented as discontinued operations and, accordingly, the Company has presented its financial statements for all periods prior to that date in accordance with Accounting Principles Board ("APB") Opinion No. 30. All expenses related to members of senior management who continued with the Company are included within loss from continuing operations.

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

Net Loss Per Share

     Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options and warrants are not reflected in diluted loss per share since their effect would be antidilutive. As of September 30, 1999, there were approximately 6,858,000 options and warrants that would have been included in this calculation had the effect not been antidilutive.

Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the three and nine months ended September 30, 1999 and 1998.

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It provides guidance on accounting for costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. The Company has adopted this standard which had no significant impact on its financial statements to date.

Excess of Cost over Net Assets Acquired (Goodwill)

     Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of

Capital Area Internet Service, Inc. ("Capital Area") in May 1996, and of Atcom and Business Anywhere in September 1999. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and intangibles was approximately $1,163,000 and $1,440,000 for the three and nine months ended September 30, 1999, respectively. Goodwill with respect to the Capital Area acquisition was fully amortized in May 1999.

Non-cash compensation

     Non-cash compensation is recorded for stock options granted to certain executives at exercise prices less than the estimated fair market value at the dates of the grants. The non-cash compensation expense is recorded over the vesting periods of the options and was approximately $1,009,000 and $4,130,000 for the three and nine month periods ended September 30, 1999, respectively.

Visitor-based and Multi-family Network Contract Rights

     The Company makes up-front contract payments to its contract partners in connection with entering into long-term master agreements for visitor-based and multi-family networks. These payments give the Company various installation and marketing rights to provide high speed Internet services to customers in hotels and apartment buildings. The net total balance of these payments was approximately $10,859,000 and $0 as of September 30, 1999 and December 31, 1998, respectively, and is included in intangible assets and goodwill in the consolidated condensed balance sheets. The payments are amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the three and nine month periods ended September 30, 1999 was approximately $69,000 for both periods.

Short-Term Investments

     The Company considers all investments with original maturities of between 91 and 270 days inclusive to be short-term investments. Short-term investments consist of investment-grade securities. The carrying amount in the consolidated condensed balance sheets approximates fair value.

Treasury Stock

     In connection with the acquisition of Atcom in September 1999, the Company purchased approximately 13,000 shares of its common stock at fair market value from a former shareholder of Atcom, which are currently being held by the Company.


3. Spin-off/Discontinued Operations:

     Through the date of the spin-off of Cleartel in February 1999, profits and cash flows from Cleartel were used to finance operating losses at the Company. This obligation of the Company as of February 12, 1999, was approximately $4,941,000 and was reduced to $1,991,000 in February 1999 upon cash payments of $1,500,000 and the Company's assumption of related party debt totaling $1,450,000 from Cleartel. The remaining obligation and additional transactions after the spin-off date were paid to Cleartel in May 1999.

     During the nine months ended September 30, 1999 and 1998, the Company and Cleartel shared certain support services such as bookkeeping, information systems, and advertising and marketing support. After the spin-off of Cleartel in February 1999, the Company has been providing these services at cost plus a fixed percentage until Cleartel replaces this arrangement with its own services in 1999. Amounts charged for services are included as an offset to the respective operating expenses in the accompanying statements of operations. A summary of these transactions is as follows (in thousands, unaudited):


                                                          Nine Months Ended
                                                            September 30,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----

Bookkeeping, MIS, advertising, and marketing support..    $141          $163
Office lease..........................................    $ 40          $122


4. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------
                                              (unaudited)

     Qwest Communications Corp
      Indefeasible Right of Use (see Note 7)    $  14,521       $          -
     Visitor-based and multi-family network
      contract rights (see Note 2)                  8,922                  -
     Other                                         17,005              4,396
                                                ---------       ------------
                                                $  40,448       $      4,396
                                                =========       ============

5. Extinguishment of Debt:

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

6. Convertible Preferred Stock and Warrants:

     On April 23, 1999, in connection with an amendment to the Company's master agreement with a hotel customer (the "Customer") to provide the Company with exclusive rights and to extend the contract term, the Company issued warrants to the Customer to purchase 66,667 shares of common stock at an exercise price of $0.01 per share, as an additional contribution by the Company in support of the Customer's marketing of the Company's services. The warrants have been valued at their estimated fair value of $19.00 per share (or approximately $1,267,000 in the aggregate) based upon a Black-Scholes valuation model. The fair value of the warrants has been recorded as an intangible asset and will be amortized over the expected benefit life of the five year contract term. In connection with the warrants, the Customer received certain demand and incidental registration rights. The warrants expire on April 23, 2004. The Customer has a put option to sell all of the warrants (or shares of the Company issued pursuant to the exercise of the warrants) back to the Company at $19.00 per share. The put option expires ninety days following the earlier of: (1) the effective date of the first registration statement that includes any warrant shares for resale and
(2) the date on which the Customer may sell all of the warrant shares within a three-month period pursuant to the 1933 Securities Act Rule 144. Due to the existence of the put rights, the value ascribed to the warrants will not be included within stockholders' equity until the put option expires.

     Following the completion of the IPO, the Company converted 2,827,168 shares of Series A convertible preferred stock into an equal number of common shares. In addition, the Company redeemed 745,645 Series B shares for cash totaling $3,000,000 (plus accrued dividends of $104,000), and converted the remaining Series B Shares into 81,946 shares of common stock.

     In September 1999, the Company issued 125,000 shares of Series C Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share to Qwest Communications Corporation ("Qwest") for total gross proceeds of $15,000,000, less approximately $40,000 of offering costs paid to third parties. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled:
(i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of Common Stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock; and (ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock.

     Approximately $3.9 million of the proceeds received were allocated to the value of the warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share. The warrants have been valued at their estimated fair value of $7.70 per share (or approximately $3,851,000 in the aggregate) based on the Black-Scholes valuation model. The warrants expire on October 28, 2002.

     As the Series C Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements.

7. Commitments and Contingencies:

Litigation

     On March 25, 1999, the Company filed a patent infringement lawsuit against LodgeNet Entertainment Corp. ("LodgeNet") in Maryland U.S. District Court. The complaint charged LodgeNet with infringement of one of the OverVoice patents, which is directed to the delivery of high-speed audio and video signals over active telephone wiring. On September 15, 1999 the Company and LodgeNet entered into a settlement agreement, and on September 16, 1999 the Company submitted a Stipulation of Dismissal of the lawsuit, under terms satisfactory to the Company.

     The Company is not a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on its business, financial condition or results of operation.

Network Capacity

     The Company and Qwest entered into a twenty-year Indefeasible Right of Use ("IRU") agreement, dated as of September 28, 1999. The Company purchased
$44 million of capacity on Qwest's fiber network. The Qwest capacity will support the delivery of the Company's network services to 38 metropolitan areas across the United States. The Company also committed to purchase $10 million of Qwest's communications services over five years. The IRU agreement terminates the Company's $100 million commitment in the parties' June 1998 Memorandum of Understanding.


Equipment Financing

     The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999. As of September 30, 1999, the Company had not yet borrowed under this credit facility, and $30 million was available. In addition, the Company entered into a purchase agreement with Nortel Networks, dated as of April 1, 1999, and committed to purchase $10 million of Nortel equipment by April 1, 2000. In addition, the Company will be subject to a reduction in its purchase discount percentages after that date if its annual purchases do not exceed $10 million for the year ended April 1, 2001 and $9.9 million for the year ended April 1, 2002. The Company and Nortel Networks entered into a First Amendment to Credit Agreement effective as of September 7, 1999 to amend certain provisions of the original credit agreement.

     The Company and Cisco Systems Capital Corporation entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999. Under the facility, $25 million is available during the first year of the facility and an additional $25 million is available during the second year of the facility, provided the Company meets certain financial performance requirements. As of September 30, 1999, the Company had not yet borrowed under this credit facility, and $25 million was available.

     Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company accrued debt financing costs of approximately $1.3 million as of September 30, 1999 in connection with completing the Nortel and Cisco lines of credit. The deferred debt financing costs are being amortized over the terms of the equipment financing agreements and are included in interest expense. The amortization was approximately $162,000 and $177,000 for the three and nine month periods ended September 30, 1999, respectively.

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

8. Acquisitions

     In September 1999, the Company acquired Atcom, which it renamed CAIS Software Solutions, for a purchase price of approximately $30,856,000 in the form of shares of the Company's common stock, and options valued at approximately $10,131,000 based on the Black-Scholes valuation model to acquire shares of common stock. The Company issued approximately 2,493,000 shares of common stock valued at $12.375 per share, and options to acquire approximately 839,000 shares of common stock. The Company also incurred approximately $1,469,000 for direct acquisition costs. The Atcom transaction combines the Company's OverVoice hardware technology with Atcom's IPORT server software and kiosk products to deliver high speed Internet access solutions to hotels, apartment communities and public areas. The acquisition was accounted for under the purchase method of accounting for business combinations, and accordingly, the operating results of CAIS Software Solutions have been included in the Company's consolidated condensed financial statements from the date of acquisition. The purchase price was allocated on a preliminary basis as follows: tangible assets, principally cash, accounts receivable and property and equipment of approximately $3,163,000; assumed liabilities of approximately $2,481,000; and intangible assets including but not limited to acquired technology, existing work-force, installed customer base, and goodwill of approximately $41,774,000. The purchase price allocation is preliminary and may change upon final determination of the fair value of net assets acquired. The Company has not specifically identified amounts to assign to certain intangibles; changes in amounts allocated to such assets could result in changes to the amount of goodwill recorded. An amortization period of three years has been selected, which is expected in all material respects to be representative of the amortization expense that will result from the ultimate allocation to the specific intangible assets.

     In September 1999, the Company acquired Business Anywhere for a purchase price of approximately $200,000 in cash and $1,500,000 in the Company's common stock. The Company issued approximately 122,000 shares of common stock valued at $12.325 per share. The Company will issue $1,000,000 in additional common stock at each of the first and second annual anniversaries of the transaction based upon the fair market value of the stock at that time, provided Business Anywhere meets certain revenue targets. The Company also incurred approximately $94,000 for direct acquisition costs. The Business Anywhere transaction expands the Company's services to include Internet-ready twenty-four hour automated self-service business centers in hotels. The acquisition was accounted for under the purchase method of accounting for business combinations, and accordingly, the operating results of Business Anywhere have been included in the Company's consolidated condensed financial statements from the date of acquisition. The purchase price was allocated on a preliminary basis as follows: tangible assets, principally cash, accounts receivable and property and equipment of approximately $658,000; assumed liabilities of approximately $687,000; and intangible assets including but not limited to acquired technology, existing work-force, installed customer base, and goodwill of approximately $1,822,000. The purchase price allocation is preliminary and may change upon final determination of the fair value of net assets acquired. The Company has not specifically identified amounts to assign to certain intangibles; changes in amounts allocated to such assets could result in changes to the amount of goodwill recorded. An amortization period of three years has been selected, which is expected in all material respects to be representative of the amortization expense that will result from the ultimate allocation to the specific intangible assets.

     The following pro forma results give effect to the foregoing acquisitions as if such transactions had been consummated on January 1, 1998 (in thousands except per share amounts, unaudited):

                                               Nine Months Ended
                                                  September 30,
                                                1999       1998
                                              --------   --------
Net revenues                                  $  7,896   $  5,634
Net loss                                      $(46,534)  $(19,804)
Basic and diluted loss per share              $  (2.69)  $  (1.59)
Weighted-average common shares outstanding      17,310     12,449

9. Segment Reporting

     The Company has two reportable segments: visitor-based and multi-family networks ("Networks") and Internet Services (see Note 1). Networks includes the Company's wholly-owned subsidiaries, CAIS Software Solutions and Business Anywhere. The accounting principles of the segments are the same as those applied in the consolidated condensed financial statements. Since Networks is a new segment, its revenues and costs are being reported on an incremental basis without any allocations of corporate overhead. Interest is allocated based upon the respective percentage of losses before interest of the two segments. The evaluation of the Networks segment's performance is based on the accumulation of revenues and specific costs identified to Networks operations.

     The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands, unaudited):


                                   Three Months Ended September 30, 1999
                                   -------------------------------------
                                   Internet
                                   Services    Networks    Consolidated
                                   ----------  ----------  -------------
Revenues                           $   1,980   $     702   $      2,682
Depreciation and amortization            297       1,441          1,738
Interest income (expense), net           726         266            992
Segment losses                       (10,955)     (4,009)       (14,964)
Segment assets                        55,048      66,621        121,669
Expenditures for segment assets       46,926       7,633         54,559


                                   Three Months Ended September 30, 1998
                                   -------------------------------------
                                   Internet
                                   Services    Networks    Consolidated
                                   ----------  ----------  -------------
Revenues                           $   1,341   $      16   $      1,357
Depreciation and amortization            372           2            374
Interest income (expense), net          (235)        (60)          (295)
Segment losses                        (2,326)       (589)        (2,915)
Segment assets                         1,859         614          2,473
Expenditures for segment assets          482         512            994


                                   Nine Months Ended September 30, 1999
                                   ------------------------------------
                                   Internet
                                   Services    Networks    Consolidated
                                   ----------  ----------  -------------
Revenues                           $   5,245   $     857   $      6,102
Depreciation and amortization            972       1,513          2,485
Interest income (expense), net           250         150            400
Segment losses                       (21,954)     (6,821)       (28,775)
Segment assets                        55,048      66,621        121,669
Expenditures for segment assets       50,214      10,575         60,789


                                   Nine Months Ended September 30, 1998
                                   ------------------------------------
                                   Internet
                                   Services    Networks    Consolidated
                                   ----------  ----------  -------------
Revenues                           $   3,903   $      21   $      3,924
Depreciation and amortization            942           2            944
Interest income (expense), net          (394)        (75)          (469)
Segment losses                        (5,884)     (1,628)        (7,512)
Segment assets                         1,859         614          2,473
Expenditures for segment assets          652         736          1,388

  The following is a reconciliation of the reportable segments' losses and assets to the Company's consolidated totals (in thousands, unaudited):


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                                1999        1998         1999        1998
                                              --------    --------     --------    --------
Losses
Total losses for reportable segments          $(14,964)   $ (2,915)    $(28,775)   $ (7,512)
Income (loss) from discontinued operations           -        (249)        (340)        116
Extraordinary item                                   -           -         (551)          -
                                              --------    --------     --------    --------
Consolidated net loss                         $(14,964)   $ (3,164)    $(29,666)   $ (7,396)
                                              ========    ========     ========    ========

                                                              September 30,   September 30,
                                                                  1999            1998
                                                              -------------   ------------
Assets
Total assets for reportable segments                           $  121,669     $    2,473
Total current assets, excluding reportable segment assets          69,482         11,332
Deferred financing and offering costs, net                          1,425            476
Intangible assets and goodwill, net                                     -            469
Receivable from officer                                               400              -
Noncurrent assets of discontinued operations                            -          2,308
                                                               ------------   ------------
Consolidated total assets                                      $  192,976     $   17,058
                                                               ============   ============

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

Overview

     The Company delivers end-to-end high-speed Internet access and content solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas using its patented OverVoice solution and IPORT server software; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, DSL services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services. The Company operates a clear-channel Internet and ATM network, and currently peers with public and private partners, and at national exchange points MAE East, MAE East ATM, MAE West, and AADS. The Company entered into an agreement with Qwest to expand the Company's network to 38 metropolitan areas across the United States.

     During 1998 and the first three quarters of 1999, the Company derived most of its revenue from the sale of various Internet services, including always-on Internet access services, web hosting and domain registration services and, to a lesser extent, dial-up Internet access. During the third quarter of 1999, the Company began to increase its visitor-based and multi-family networks revenues, as it began to install its services in various hotels and apartment communities, and acquire complementary businesses. The Company incurred significant costs and devoted substantial resources associated with the research, development and deployment of its visitor-based and multi-family networks services. The costs included equipment, contract labor for surveys and the actual property installation, and Internet bandwidth and local loop connection charges. The Company capitalizes the costs of installations in hotels and apartment buildings, including equipment and labor.

     Through its bandwidth purchase in the Qwest IRU, the Company has made a significant investment in its nationwide network infrastructure. The Company's business plan will require substantial capital to fully develop, deploy, and to fund start-up losses. The Company also plans to devote considerable sales and marketing resources to the sale of its services in hotels and apartment communities and its DSL services in the commercial and residential markets. The Company plans to continue to expand its research and development activities to develop new products and services to be offered using its patented OverVoice and IPORT technologies.

     The Company's nationwide deployment of its services, and the expansion of its network, will result in increased cost of services, selling, general and administrative expenses and capital expenditures. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to successfully expand its customer base for visitor-based and multi-familty networks and other services and achieve further operating efficiencies. The Company might not be able to achieve or sustain revenue growth, positive cash flow or profitability in the future.


Key Developments in the Three Months Ended September 30, 1999

     Qwest investment and bandwidth purchase. Qwest invested $15 million in the Company in Series C Preferred Stock and warrants to purchase 500,000 shares of the Company's common stock at $12.00 per share. Additionally, the Company and Qwest entered into a twenty-year IRU agreement. The Company purchased $44 million of capacity on Qwest's fiber network. The Qwest capacity will support the delivery of the Company's network services to 38 metropolitan areas by year-end 1999. The Company also committed to purchase $10 million of Qwest's communications services over five years. The IRU agreement terminates the Company's $100 million commitment in the parties' June 1998 Memorandum of Understanding.

     Cendant and VirtuaLINC. The Company entered into a five-year agreement with Cendant Corporation ("Cendant") to offer the Company's services to approximately 6,000 properties and 700,000 rooms of Cendant's hotel franchise systems. Cendant property names include Ramada (R), Howard Johnson(R), and Days Inns(R) and resort properties affiliated with Resort Condominiums International, LLC (RCI), Cendant's timeshare exchange company.

     Staybridge Suites by Holiday Inn. The Company entered into a master agreement to offer the Company's services to 60 hotels and 6,700 rooms access and content with Staybridge Suites by Holiday Inn. The agreement marked the first brand standard for broadband Internet access in the extended stay hospitality market.

     Carlson Properties Worldwide. The Company entered into an agreement with VirtualLINC Corporation ("VirtuaLINC") to service approximately 450 Carlson hotels and 83,000 rooms, including hospitality brands like Radisson, and others.

     Tarragon Realty Trust. The Company entered into an agreement with Tarragon Realty Trust to provide its services as the in-residence solution for approximately 75 properties and 16,000 residences. Tarragon announced its plans to use the CAIS customer support, lobby Internet kiosk powered by IPORT, content and access system to create a property-wide network to serve its residents.

     Acquisition - CAIS Software Solutions (formerly Atcom, Inc.). The Company acquired Atcom (subsequently renamed CAIS Software Solutions) to combine the Company's OverVoice hardware technology with Atcom's IPORT server software and kiosk products to deliver high speed Internet access solutions to hotels, apartment communities and public areas, including like shopping centers, airports, travel plazas and lobbies and common areas.

     Acquisition - Business Anywhere. The Company acquired Business Anywhere to expand its public area services portfolio. Business Anywhere centers are self-operated, self-contained units that offer the most popular business services to travelers on-the-go, including round-the-clock access to printers, fax machines, copiers, and PCs with Internet connectivity. The services are activated by touch-screen, and are remotely monitored.

     Unisys. The Company entered into an alliance with Unisys Corporation to accelerate a full range of Unisys installation, maintenance, and end-user and network support services for CAIS Internet's solutions in hotels and apartment communities. The partnership mobilizes a global workforce of Unisys field operations, project managers and installers to install more than 200 hotel and apartment properties, or 60,000 units, per month.

Business Segments

     Visitor-based and Multi-family Networks. The Company delivers high-speed Internet access and content solutions to hotels, apartment communities and other public areas on top of the property's existing telephone system at speeds up to 175 times faster than 56K dial-up modems. As of September 30, 1999, the Company had master contracts to roll-out services in approximately 6,700 properties and 870,000 units/rooms in: Hilton Hotels; John Q. Hammons hotels; Haverford Hotels; Town & Country Trust apartment communities; Tarragon Realty Investors; Staybridge Suites by Holiday Inn; Carlson Properties; Cendant Corporation hotels in partnership with VirtuaLINC including Ramada, Howard Johnsons and Days Inn hotels; and trial agreements with several other hotel and apartment owner/operators.

     Internet Services. The primary services in the Company's Internet Services segment include HyperDSL, always-on access and web hosting:

          HyperDSL Services: The Company has initiated its roll-out of a new always-on, high-speed Internet access service using DSL technology under the name HyperDSL. The Company partners with Covad Communications Group to provide HyperLAN DSL services to small and medium-sized businesses, and Bell Atlantic to provide HyperLINK DSL services to the residential and SOHO (small office, home office) markets. During the quarter ended September 30, 1999, the Company began to offer HyperDSL services in nine additional U.S. metro areas, raising its service coverage to twelve metro areas. The Company intends to enter additional markets in 1999 and 2000 as it expands its network with Qwest.

          High-Speed Always-On Access and Other Services: The Company provides dedicated Internet access to businesses and other Internet providers, including T-1, fractional T-1, DS-3 and fractional DS-3 services. The Company also provides web hosting and collocation services. In addition, the Company provides dial-up and other narrowband connectivity services which are not marketed generally.

Statements of Operations

     The Company records revenues for all services, including installation fees, when the services are provided to customers. For visitor-based services in hotels and other public areas, the hotel or other partner bills the end-user customer and the Company bills the partner according to the parties' revenue sharing agreement. For multi-family services in apartment buildings, the Company bills the end-user directly. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue when earned. Customer contracts for Internet access and web hosting services are typically for periods ranging from one month to three years. Internet access services typically require the customer to purchase equipment and incur the related installation fees. Revenues from equipment sales are recorded when the related equipment is shipped to the customer. Dial-up access customers typically subscribe to service contracts on a monthly or annual basis .

     Cost of services represents primarily recurring expenses for the lease of data facilities from national and local fiber providers. These costs include long haul bandwidth and local interconnection charges. Cost of services also includes charges for installation and customer equipment.

     Selling, general and administrative expenses are incurred in the areas of sales and marketing, customer support, network operations and maintenance, engineering, research and development, accounting and administration. Selling, general and administrative expenses will increase over time as the Company's operations, including the nationwide deployment of hotel and multi-family services and the expansion of its HyperDSL services, increase. In addition, significant levels of marketing activity may be necessary for the Company to build or increase its customer base among hotel guests and apartment residents to a significant enough size in a particular building or market. Any such increased marketing efforts may have a negative effect on earnings.

     Operating results for any period are not necessarily indicative of results for any future period. Also, the operating results for interim periods are not necessarily indicative of the results that might be expected for the entire year.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net revenues. Net revenues for the three months ended September 30, 1999 increased 98% to approximately $2,682,000, from approximately $1,357,000 for the three months ended September 30, 1998. Net revenues increased primarily due to an increase of $686,000 in visitor-based and multi-family network revenues, $284,000 in DSL revenues, $296,000 in Internet access services, and $59,000 in web hosting services. The increases were due to an increase in the number of properties and customers for these services, and the acquisitions of Atcom and Business Anywhere.

     Cost of services. Cost of services for the three months ended September 30, 1999 totaled approximately $2,558,000 or 95% of net revenues, compared to approximately $776,000 or 57% of net revenues for the three months ended September 30, 1998. This increase resulted primarily from an increase of $762,000 in visitor-based and multi-family network charges for equipment, bandwidth and network installation, $712,000 in additional nationwide bandwidth, and $308,000 in DSL charges for customer connectivity, equipment and installation.

     Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 1999 totaled approximately $13,333,000 or 497% of net revenues, compared to approximately $2,471,000 or 182% of net revenues for the three months ended September 30, 1998. This increase resulted primarily from an increase of $997,000 related to visitor-based and multi-family network payroll, $2,041,000 related to Internet services payroll, $1,232,000 related to visitor-based and multi-family network costs (e.g. marketing and professional fees and expenses), and $6,592,000 in advertising and other sales, marketing and administrative expenses.

     Depreciation and amortization. Depreciation and amortization totaled approximately $1,738,000 for the three months ended September 30, 1999, compared to approximately $374,000 for the three months ended September 30, 1998. This increase resulted from an increase of $297,000 in depreciation of capital assets to support the expansion of the Company's network, $132,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $935,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

     Non-cash compensation. Non-cash compensation totaled approximately $1,009,000 for the three months ended September 30, 1999, compared to approximately $356,000 for the three months ended September 30, 1998. This increase resulted from the amortization of deferred compensation related to additional stock options granted in 1999.

     Interest income (expense). Interest income (expense) totaled income of approximately $992,000 for the three months ended September 30, 1999, compared to expense of approximately $295,000 for the three months ended September 30, 1998. This income total was attributable primarily to interest income earned from the proceeds of the IPO, offset by the amortization of financing costs related to the Company's equipment financing agreements.

     Loss from continuing operations. Loss from continuing operations totaled approximately $14,964,000 for the three months ended September 30, 1999, compared to approximately $2,915,000 for the three months ended September 30, 1998, due to the foregoing factors.

     Income (loss) from discontinued operations. There was no income or loss from discontinued operations for the three months ended September 30, 1999 due to the spinoff of Cleartel in February 1999. Loss from discontinued operations totaled approximately $249,000 for the three months ended September 30, 1998.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net revenues. Net revenues for the nine months ended September 30, 1999 increased 56% to approximately $6,102,000, from approximately $3,924,000 for the nine months ended September 30, 1998. Net revenues increased primarily due to an increase of $837,000 in visitor-based and multi-family network revenues, $472,000 in DSL revenues, $671,000 in Internet access services, and $198,000 in web hosting services. The increases were due to an increase in the number of properties and customers for these services, and the acquisitions of Atcom and Business Anywhere.

     Cost of services. Cost of services for the nine months ended September 30, 1999 totaled approximately $5,126,000 or 84% of net revenues, compared to approximately $2,243,000 or 57% of net revenues for the nine months ended September 30, 1998. This increase resulted primarily from an increase of $905,000 in visitor-based and multi-family network charges for equipment, bandwidth and network installation, $1,445,000 in additional nationwide bandwidth, and $533,000 in DSL charges for customer connectivity, equipment and installation.

     Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 1999 totaled approximately $22,813,000 or 374% of net revenues, compared to approximately $6,712,000 or 171% of net revenues for the nine months ended September 30, 1998. This increase resulted primarily from increases of $1,612,000 related to visitor-based and multi-family network payroll, $4,275,000 related to Internet services payroll, $1,469,000 related to visitor-based and multi-family network costs (e.g. marketing and professional fees and expenses), and $8,745,000 in advertising and other sales, marketing and administrative expenses.

     Depreciation and amortization. Depreciation and amortization totaled approximately $2,485,000 for the nine months ended September 30, 1999, compared to approximately $944,000 for the nine months ended September 30, 1998. This increase resulted from an increase of $556,000 in depreciation of capital assets to support the expansion of the Company's network, $175,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $810,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

     Fair value of stock issued to third party for services. Fair value of stock issued to a third party for services totaled approximately $723,000 for the nine months ended September 30, 1999. There was no comparable expense for the nine months ended September 30, 1998.

     Non-cash compensation. Non-cash compensation totaled approximately $4,130,000 for the nine months ended September 30, 1999, compared to approximately $1,068,000 for the nine months ended September 30, 1998. This increase resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO, and from the amortization of deferred compensation related to additional stock options granted in 1999.

     Interest income (expense). Interest income (expense) totaled income of approximately $400,000 for the nine months ended September 30, 1999, compared to expense of approximately $469,000 for the nine months ended September 30, 1998. This income total was attributable primarily to interest income earned from the proceeds of the IPO, offset by the amortization of financing costs related to the Company's financing agreements.

     Loss from continuing operations. Loss from continuing operations totaled approximately $28,775,000 for the nine months ended September 30, 1999, compared to approximately $7,512,000 for the nine months ended September 30, 1998, due to the foregoing factors.

     Income (loss) from discontinued operations. Loss from discontinued operations totaled approximately $340,000 for the nine months ended September 30, 1999, compared to income of approximately $116,000 for the nine months ended September 30, 1998. This decrease in income from discontinued operations of Cleartel resulted primarily from a reduction in net revenues generated from operator assisted telephone calls.

     Extraordinary item - early extinguishment of debt. Extraordinary item - early extinguishment of debt totaled approximately $551,000 for the nine months ended September 30, 1999. This charge was related to the write-off of unamortized debt discount and deferred financing fees associated with the repayment of the $7 million loan from an investment banking firm. There were no extraordinary items for the nine months ended September 30, 1998.


Liquidity and Capital Resources

     Prior to the IPO, the Company financed its operations with various debt and private equity placements. During the nine months ended September 30, 1998, the Company's continuing operations were also financed in part from operating profits and cash flows generated from its now discontinued operation (Cleartel). Net cash used in operating activities for the nine month periods ended September 30, 1999 and 1998 was approximately $(18,006) and $(978) respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities for its Internet-related businesses.

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

     At the completion of the IPO, the Company converted 2,827,168 shares of Series A convertible preferred stock into an equal number of common shares. In addition, the Company redeemed 745,645 Series B Shares for cash totaling $3,000,000 (plus accrued interest of $104,000), and converted the remaining Series B Shares into 81,946 shares of common stock.

     In September 1999, the Company issued 125,000 shares of Series C Preferred Stock and warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $12.00 per share to Qwest for total gross proceeds of $15,000,000, less approximately $40,000 of offering costs paid to third parties. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled: (i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of common stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock; and (ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock.

     Approximately $3.9 million of the proceeds received were allocated to the value of the warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share. The warrants have been valued at their estimated fair value of $7.70 per share (or approximately $3,851,000 in the aggregate) based on the Black-Scholes valuation model. The warrants expire on October 28, 2002.

     As the Series C Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements.

     The Company and Nortel Networks entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999. The line of credit bears interest at an annual rate of a commercial prime rate plus 3.75%. The financing requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage and debt service ratios. Borrowings under the financing are secured by a first priority lien on all Nortel Networks products purchased using the financing. As of September 30, 1999, the Company had not yet borrowed under this credit facility, and $30 million was available. In addition, the Company entered into a purchase agreement with Nortel Networks, dated as April 1, 1999, and committed to purchase $10 million of Nortel equipment by April 1, 2000. The Company will be subject to a reduction in its purchase discount percentages after that date if its annual purchases do not exceed $10 million for the year ended April 1, 2001 and $9.9 million for the year ended April 1, 2002. The Company and Nortel Networks entered into a First Amendment to Credit Agreement effective as of September 7, 1999 to amend certain provisions of the original credit agreement.

     The Company and Cisco Systems Capital Corporation entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999. Under the facility, $25 million is available during the first year of the facility and an additional $25 million is available during the second year of the facility, provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage and debt service ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco will have a second priority lien. As of September 30, 1999, the Company had not yet borrowed under this credit facility, and $25 million was available.

     As of September 30, 1999, the Company had cash, cash equivalents, and short-term investments of approximately $69.5 million. The Company expects that it will require additional financing to meet its anticipated cash needs for the next twelve months, and is actively exploring alternatives for such financing. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

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

     The Company's internal systems assessment and review consists of four-phases:

     .     assessment;
     .     analysis and planning;
     .     conversion and testing; and
     .     implementation.

     The Company's assessment of the Year 2000 problem has focused on conducting an inventory of existing systems, performing risk assessment, prioritizing systems, and determining resource needs and is substantially complete. The analysis and planning phase of the Company's Year 2000 compliance program has involved selecting corrective methods, developing certain standards, determining conversion sequences, and establishing a detailed time line for correcting Year 2000 issues and is substantially complete. The Company's conversion and testing phase which has included developing codes and purchasing known fixes, documenting the effort made, conducting unit and system tests, and scheduling data migration is substantially complete. As part of the implementation of its Year 2000 solution, the Company has moved various systems into production, installed third party solutions, updated operational procedures, and trained users. This implementation phase is substantially complete. The Company has completed assessment and remediation of critical systems.

     The Company likewise has conducted a four-phase review of the systems of its partners, suppliers, and other third parties (including equipment providers and other telecommunications service providers) to monitor both the vulnerability of such parties to the Year 2000 problem and any potential impact on the Company. First, the Company identified its critical partners, suppliers, and vendors. This phase involved requesting information from employees, analyzing responses, performing risk assessments, prioritizing systems, and determining resource needs and is fully complete. Secondly, the Company developed Year 2000 contact standards. This phase, which has involved developing questionnaires, drafting request letters, and gathering contact addresses and e-mails is substantially complete. Thirdly, the Company has begun receiving information through responses to its request letters, researching web sites, making phone contacts, and summarizing the results of the information received. Finally, the Company has focused on evaluating different systems, reviewing such information with senior management, and identifying any additional resources needed. The Company has developed a contingency plan and a January 1, 2000 action plan should Year 2000 issues arise.

     During the nine months ended September 30, 1999, the Company spent approximately $43.7 million for capital expenditures related to the upgrade and continuing build-out of its technical operations and network. The Company believes that all of this equipment is Year 2000 compliant. The Company expects to incur additional costs in 1999 in connection with our Year 2000 program, which the Company believes will not be material. In addition, the Company has acquired a new billing and customer care system as part of its business strategy, which the Company believes is Year 2000 compliant. These additional costs are based on the Company's best estimates and, in management's opinion, will not have a material adverse effect on its business, financial condition and results of operations. If the actual costs of implementing the Company's Year 2000 program significantly exceed the Company's estimates, it may have a material adverse effect on the Company's business, financial condition or results of operations.

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


Subsequent Events

     On October 20, 1999, the Company announced that Bass Hotels ("Bass") had issued a letter of intent for the Company to be a chosen provider of broadband access, portal content, IPORT kiosk solutions, meeting room and back office solutions in its hotels and resorts. The letter of intent with Bass gives the Company entry to negotiate a contract for Bass' 400,000 guest rooms and 2,700 properties worldwide. Bass lodging brands include Holiday Inn(R), Holiday Inn Express(R), Crowne Plaza(R), Staybridge SuitesSM by Holiday Inn(R) and Inter-Continental(R) Hotels and Resorts.

     On November 10, 1999, the Company announced that it had entered into an agreement with United Dominion Realty Trust, Inc. ("United Dominion"), designating the Company as United Dominion's preferred broadband Internet services provider. The agreement enables the Company to provide services to more than 80,000 United Dominion apartment homes.

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on its business, financial condition or results of operation.

     On March 25, 1999, the Company filed a patent infringement lawsuit against LodgeNet in Maryland U.S. District Court. The complaint charged LodgeNet with infringement of one of the OverVoice patents, which is directed to the delivery of high-speed audio and video signals over active telephone wiring. On
September 15, 1999 the Company and LodgeNet entered into a settlement agreement, and on September 16, 1999 the Company submitted a Stipulation of Dismissal of the lawsuit, under terms satisfactory to the Company.

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

Transactions, Description of Capital Stock and Shares Eligible for Future Sale.

     The following is a description of the unregistered securities sold by the Company during the period from July 1, 1999 through September 30, 1999:

     The Company granted stock options to employees to purchase an aggregate of 1,316,969 shares of common stock at the fair market value at the dates of the grants.

     The Company issued 2,493,383 and 121,704 shares of common stock in connection with the acquisitions of Atcom and Business Anywhere, respectively.

     The Company issued 17,624 shares of common stock in connection with the exercise of stock options by former employees.

     In September 1999, the Company issued 125,000 Series C Preferred Stock to Qwest for total gross proceeds of $15,000,000. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled: (i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of Common Stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock; and (ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock.

     In connection with the Series C Preferred Stock, the Company issued warrants to Qwest to purchase 500,000 shares of common stock at an exercise price of $12.00 per share. The warrants have been valued at their estimated fair value of $7.70 per share (or approximately $3,851,000 in the aggregate) based upon a Black-Scholes valuation model. The fair value of the warrants has been recorded as a dividend on preferred stock. The warrants expire on October 28, 2002.

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


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

     See Exhibit Index.

     B.    REPORTS ON FORM 8-K

     On September 16, 1999, the Company filed a Current Report on Form 8-K with respect to the acquisition of Atcom on September 2, 1999. On November 12, 1999, the Company filed an amendment on Form 8-K/A for the purpose of including financial statements and pro forma financial information with respect to such acquisition.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on November 15, 1999.

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

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX

Exhibit
No.               Description
--------          -----------
4.1               Series C Preferred Stock Purchase Agreement between CAIS Internet, Inc. and
                  U.S. Telesource, Inc. dated September 29, 1999.

4.2               Certificate of Designation of Series C Preferred Stock of CAIS Internet,
                  Inc.

4.3               Common Stock Warrant of CAIS Internet, Inc.

4.4               Certified Certificate of Amendment of Certificate of Designation of Series
                  filed in Delaware.

10.1              First Amendment, dated October 27, 1999, to Registration Rights and Lock-Up
                  Agreement dated September 29, 1999.

10.2              First Amendment to Credit Agreement, made and entered into effective September 7,
                  1999 by and among the Company and Nortel Networks, Inc.

27.1              Financial Data Schedule.