Form 10-K
period 1999-12-31
CAIS INTERNET INC
filed 2000-03-21
CIK 1078404

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                  For the Fiscal Year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the transition period from      to

                       Commission file number: 000-26103

                               ----------------

                              CAIS INTERNET, INC.
             (Exact name of registrant as specified in its charter)

        Delaware
         1255 22nd Street, N.W., Fourth Floor, Washington, D.C.  20037
                                                             52-2066769
    (State or other                                      (I.R.S. Employer)
    jurisdiction of                                     Identification No.)
    incorporation or
     organization)
              (Address of principal executive offices) (Zip Code)



       Registrant's telephone number, including area code: (202) 715-1300

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                     Common Stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sale price of our common stock on March 15, 2000, the aggregate market value of common stock held by nonaffiliates of the Registrant was $244,154,000

  The number of shares of the Registrant's common stock outstanding as of March 15, 2000 was 23,130,015.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAIS INTERNET, INC.

                                   FORM 10-K
               For the Fiscal Year Period Ended December 31, 1999

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  14
Item 3.   Legal Proceedings......................................................................  14
Item 4.   Submission of Matters To a Vote of Security Holders....................................  14

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  15
Item 6.   Selected Financial Data................................................................  17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  29
Item 8.   Financial Statements and Supplementary Data............................................  30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  57

PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  57
Item 11.  Executive Compensation.................................................................  57
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  57
Item 13.  Certain Relationships and Related Transactions.........................................  57

PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.................................  57

Signatures....................................................................60

Exhibits......................................................................61

                                    PART I

Item 1. Business

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

  This Annual Report on Form 10-K contains trademarks of the Registrant and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to "CAIS" or the "Registrant" are to CAIS Internet, Inc. and its subsidiaries.

Overview

  We are a nationwide provider of broadband Internet access solutions. We offer cost-effective, broadband Internet access and content solutions to hotels and multi-family properties utilizing our tier-one, nationwide Internet network and several proprietary technologies. Our proprietary technologies for the hotel and multi-family markets include the patented OverVoice technology, IPORT server software and the CAIS broadband portal. We use our Internet kiosk's product IPORT PTS, to deliver broadband Internet access and content to public venues, such as airports, retail centers, hotel lobbies and cruise ships. To maximize use of our network, we also offer always-on, broadband Internet access to commercial and residential customers through our digital subscriber line service, "HyperDSL," in major metropolitan areas throughout the U.S. Our goal is to become a leader in the provision of broadband Internet access, content, software and systems.

  As of December 31, 1999, we had contracts to offer Internet access in approximately 9,800 hotels and 1.3 million rooms through master agreements with Hilton Hotels Corporation, John Q. Hammons Hotels, Inc., Carlson Hospitality Worldwide, Staybridge Suites, Cendant Corporation, and Prime Hospitality Corporation, Bass Hotels & Resorts, as well as trial agreements with Starwood, Hyatt, Promus, and others. To date, we have installed high speed Internet access in 125 hotels covering 24,000 rooms including properties such as the Waldorf-Astoria, Westin Peachtree Plaza and the Palmer House-Chicago. We also had master agreements for approximately 600 multi-family properties covering 175,000 apartment units through agreements with OnePoint Communications, Town & Country Trust, Tarragon Realty and United Dominion. We also have trial agreements with Equity Residential, Charles E. Smith, Avalon Bay and Insignia. To date we have installed approximately 9 multi-family properties covering 3,500 apartment units.

  We provide broadband Internet access solutions in markets where broadband Internet access has previously been uneconomical. We deploy highly cost-effective proprietary technology that allows us to provide broadband Internet access economically in such markets. We use our OverVoice technology to simultaneously transmit voice and data over a single traditional copper telephone line at speeds of up to 175 times those of 56.6k dial-up modems. We use this technology to convert existing copper telephone wiring into a secure, broadband Internet network and provide Internet connections to all rooms or units within a hotel or multi-family residence without costly end-user equipment or modems. A CAIS Internet customer is able to have both always-on, broadband Internet access and complete use of the telephone at the same time over one traditional telephone line. OverVoice technology is inexpensive to produce and install relative to competing technologies, so we are able to provide always-on, broadband Internet access in hotels and multi-family properties in a highly cost-effective manner.

  Our IPORT server software is a broadband provisioning system which provides hotels and multi-family properties with Internet access connections together with "plug and play" automatic provisioning, automatic billing, credit card authorization and quality of service features including the ability to support Virtual Private Networks and offer secured network access for users. Our Business Anywhere centers, which have been installed to date in over 100 hotels nationwide, provide a variety of automated business services as well as facilitate broadband Internet access. Our IPORT PTS Internet kiosks enable us to offer broadband Internet access to the common areas of hotels, multi-family properties and other public venues, including airports, retail centers and cruise ships. Our current customers for IPORT PTS kiosks include US West, GTE, TCG, Pacific Bell, Royal Caribbean Cruise Lines, Park and View and Mail Boxes etc.

  To complete the customer experience when going online with a CAIS broadband access service, we offer the CAIS broadband portal. The CAIS portal not only interfaces with the customer to manage the server's billing and bandwidth access management, but is also designed to direct customers to proprietary content when logging on at a CAIS-serviced hotel guest room or apartment home.

  We believe that our broadband portal for the hospitality market offers a targeted demographic for media-rich content partners, advertisers and e-commerce companies, enabling them to access millions of sets of business travelers' eyeballs. The portal will also complete the customer experience of convenience, speed and maximum utility of going online with CAIS Internet through this aggregated offering of broadband media, e-commerce and information resources. We believe that expanding the portal puts CAIS in a unique market leadership position to control access to what we expect will be the widest viewed portal in hotels and apartment buildings. We generate advertising and e-commerce revenues through our own sales efforts as well as the efforts of our content partners. We share a percentage of that revenue with our hotel chain and multifamily REIT partners.

  To maximize use of our network backbone, we also offer always-on, broadband Internet access to small-to-medium sized business, telecommuters, and residential customers through our digital subscriber line service, HyperDSL, in major metropolitan areas throughout the U.S. These users typically make up our daytime network traffic. We provide our HyperDSL service in conjunction with Covad Communications, Bell Atlantic, and Rhythms Corporation. We believe digital subscriber line technology currently represents the most economical always-on, broadband Internet solution for commercial customers. In addition, we believe that digital subscriber line technology, used in conjunction with OverVoice, will provide a highly cost-effective Internet solution for single-family residences requiring multiple points of access. We intend to continue the roll-out of HyperDSL as we expand our network to numerous layer metropolitan areas nationwide. We expect to have points of presence in at least 37 cities by the end of 2000. We are continually evaluating new partners in different regions of the U.S. for the provision of digital subscriber line services.

Industry Background

  Currently, most individuals access the Internet from home or while traveling by using a dial-up service. Due to the inconveniences of dial-up Internet service, most businesses prefer an always-on, broadband Internet connection, such as a T-1. However, ordering T-1s for hotel meetings takes provisioning time and is not always immediately available for hotel meeting rooms. Until recently, broadband Internet access has been generally unavailable to most users at home or while traveling due to the cost and difficulty of implementing such service.

  We believe that Internet users have grown accustomed to the broadband Internet access at work and therefore are increasingly seeking cost-effective options for broadband access at home and while traveling. As a result, we believe demand is ever increasing for broadband public networking, also called visitor-based networks. Visitor-based networks are broadband Internet access networks available to the public for a fee. Examples of visitor-based networks include networks for hotels, resorts, and convention centers, as well as kiosks for airports, shopping centers, cruise ships and truck stops.

  We believe that increased demand and evolving technology make the hotel, multi-family residences and other public venues increasingly attractive markets for always-on, broadband Internet access. The economies of scale in these markets create the opportunity to price always-on, broadband Internet access services at levels comparable to, and in some cases better than, current dial-up services. In addition, many property owners believe that broadband Internet access is an attractive amenity that can enhance other revenue streams such as rental rates and occupancy within a given property. Many major hotel chains and multi-family property owners are currently evaluating alternative solutions to meet the need for faster Internet connections and simultaneous voice and data transmission.


  We believe that the domestic hotel segment represents a significant market opportunity. We estimate that as of December 31, 1997, there were 49,000 hotel properties with a total of 3.8 million hotel rooms nationwide. In the top twenty-five hotel markets, we estimate that there were more than 7,775 properties with a total of approximately 1.2 million rooms. We are also targeting the domestic multi-family property market. As of 1998, approximately 31% of the U.S. population, lived in multi-family properties and there were over nine million apartment units in buildings with 50 or more units.

Business Strategy

  Our goal is to become a leader in the provisioning of broadband Internet access, content, software and systems across large new markets worldwide. The following are key elements of our business strategy to achieve this objective:

  Deploy Visitor-based and Multi-family Networks Nationwide. We are deploying our broadband Internet solutions through our strategic alliances with Unisys, Qwest, Nortel and Cisco. As of March 15, 2000, we have contracts to offer Internet access in 10,400 hotels and apartment buildings. Additionally, CAIS is accelerating its deployment with the CAIS Nationwide Provisioning Alliance. The CAIS NPA involves agreements with Bell Atlantic, BellSouth, U S WEST, GTE and SBC Communications. We are also deploying our IPORT PTS Internet kiosks, which enable Internet access in the common areas of hotels, multi-family properties and other public venues, including airports, retail centers and cruise ships.

  Attract End-Users via Ease-of-Use and Increased Demand Creation. As CAIS Internet visitor-based networks become widely available, we believe travelers and apartment residents will expect broadband access to the Internet in their hotel rooms and other visitor-based locations. To promote awareness of our services, we jointly market nationally with our hotel partners. We believe that to increase demand for these services, it is imperative for end users to be able to access the Internet quickly and easily. In addition, we believe that offering compelling content specifically designed for broadband connections through our CAIS broadband portal is very important for increasing demand.

  Continue to Expand "Best Solution" Product Suite. We provide broadband Internet access solutions in markets where broadband Internet has previously been uneconomical. We deploy highly cost-effective proprietary technology which allows us to provision broadband Internet access economically in such markets. We intend to continue expanding our service and product offerings through internal research and development, and by acquiring complementary businesses and technologies.

  Provide Superior Customer Service & Support. We believe customer service and support is a cornerstone to our success. We maintain a separate division dedicated solely to servicing the customer. We believe that our customer service division will enable us to increase usage of our services by existing customers and attract new customers.

  Expand our Internet Backbone. We operate a tier one, state of the art, nationwide network to guarantee our customers top quality service. Through our arrangements with Qwest, we will provide OC-12 and OC-3 capacity over a redundant, broadband nationwide network to points of presence in 37 U.S. cities. We provide Internet access to customers outside of these 37 cities through third party network providers, such as UUNet, PSINet, BBN, and others. We intend to continue to evaluate strategic relationships and acquisitions that will allow us to further expand this network.

  Capitalize on Operating Leverage. We believe that our ability to deliver high quality Internet services with low capital investment and low overhead gives CAIS a significant long-term advantage over providers of competing services. In our hotel and multi-family properties, we use our proprietary technology to share a single broadband Internet connection among many multiple users. As we drive usage by hotel guests and multi-family tenants in these properties we enjoy significant operating leverage due to the fixed nature of our operating costs.

Risk Factors

  Our performance may be difficult to evaluate since we have had a limited operating history during which we have incurred significant net losses, experienced negative cash flows and accumulated a significant deficit.

  Our limited historical operating data may make it more difficult for you to evaluate our performance. We incurred a loss from continuing operations and negative cash flows from operations for the year ended December 31, 1998 in the amounts of approximately $12.3 million and $3.2 million, respectively, and a loss from continuing operations and negative cash flows from operations for the year ended December 31, 1999 in the amounts of approximately $52.4 million and $15.3 million, respectively. We had a stockholders' deficit of approximately $14.8 million on December 31, 1998, and a stockholders' equity of approximately $112.0 million on December 31, 1999.

  We believe that we will incur further losses in the future, in part due to expenses incurred in connection with the continued roll-out of our network, marketing and sales organizations and the introduction of new services. We also expect that operations in new target markets will experience losses until we establish an adequate customer base. However, we cannot assure you that after incurring these additional losses and expenses:

  .  there will be an increase in revenues;

  .  we will gain profits in future operating periods; or

  . we will have sufficient cash available to meet continuing losses and/or necessary capital expenditures.

  Our continued growth and expansion will place substantial burdens on our resources and personnel.

  Our business strategy depends in large part on our ability to rapidly deploy OverVoice and our other technology platforms. This growth will increase our operating complexity as well as the level of responsibility for both existing and new management personnel. As a result, in order to manage our growth, we must, among other things:

  . continue to implement and improve our operational, financial and management information systems, including our billing, accounts receivable and payables tracking, fixed assets and other financial management systems;

  .  hire and train additional qualified personnel; and

  .  continue to expand and upgrade our network infrastructure.

  We also expect that demands on our network infrastructure and technical support resources will increase rapidly as our customer base continues to grow. We may therefore experience difficulties meeting a high demand for services in the future. We cannot assure you that our infrastructure, technical support or other resources will be sufficient to facilitate this growth. As we strive to increase network utilization, there will be additional demands on our customer support, sales and marketing resources. Competition for qualified employees is intense and salaries are escalating very quickly. In addition, the process of locating such personnel with the combination of skills and attributes required to carry out our strategy is often lengthy.

  We may need additional capital, which we may not be able to obtain.

  We intend to rapidly enhance and develop our network and continue a broad-based roll-out of OverVoice and our other technology platforms in order to attain our business goals. We will need to seek additional financing to carry out our growth and operating plans. We may not be able to raise cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If financing is insufficient or unavailable, we will have to modify our growth and operating plans, which may negatively affect our ability to expand our network and facilities and offer additional services, and may adversely affect our growth and our ability to repay our outstanding indebtedness.

  Future sales of our common stock could have a negative impact on the market price of our common stock and our ability to make future stock offerings.

  Sales of a substantial number of shares of common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price of our common stock and could impair our ability to raise funds in future stock offerings. As of December 31, 1999 there were 22,595,565 shares of common stock outstanding.

  A third party could be prevented from acquiring your shares of stock at a premium to the market price because of our anti-takeover provisions.

  There are provisions in our certificate of incorporation and by-laws that make it more difficult for a third party to acquire, or attempt to acquire, control of CAIS Internet, even if a change in control would result in the purchase of your shares at a premium to the market price.

  These provisions include:

  .  a classified Board of Directors with staggered, three-year terms;

  .  the authority to issue "blank check" preferred stock;

  .  eliminating the ability of stockholders to act by written consent;

  . eliminating the ability of stockholders to call a special meeting of the stockholders;

  . an advance notice procedure for stockholder proposals to be brought before meetings of our stockholders; and
  . requiring a super-majority stockholder vote to effect certain amendments.

  In addition, the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by our Board of Directors.

  We are required to pay ongoing royalties to Inline to use the OverVoice technology, and any failure to do so, or otherwise meet our obligations to Inline, could cause us to lose our exclusive right to use the OverVoice technology.

  We are required to pay Inline Connection Corporation royalties ranging between 3.0% and 5.5% of net sales of the OverVoice technology. In the rare cases where we do not provide the Internet access or own the OverVoice equipment installed, this percentage may be as high as 70.0%. If we sublicense the patents and pending patent applications relating to the OverVoice technology to a third party, we are required to pay Inline a percentage of the income received from the sublicense. Additionally, we had minimum annual royalty payments $150,000 in 1999 and increasing to $250,000 during the term of the agreement. If we fail to pay the minimum payments, or otherwise breach our agreement with Inline, we will lose our exclusive right to use the OverVoice technology in hotels and multi-family properties which would eliminate our ability to offer many of our key services.

  Technological change and evolving industry standards may render our services noncompetitive, unnecessary or obsolete.

  Our future success will depend, in part, on our ability to: (1) offer services that address the increasingly sophisticated and varied needs of our current and prospective customers, and (2) respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Internet access operations are characterized by:

  .  rapidly changing and unproven technology;

  .  evolving industry standards;

  .  changing customer needs; and

  .  numerous competitive services and product offerings.

  We cannot assure you that:

  . future advances in technology will be beneficial to, or compatible with, our business;

  . we will be able to incorporate such advances on a cost-effective or timely basis; or

  . our services will be necessary and cost-effective as a result of such advances.

  Although we intend to support emerging standards, we cannot assure you that industry standards will be established, or that, if established, we will be able to conform to the new standards in a timely fashion or maintain a competitive position in the market. In addition, future products, services or technologies developed by others may render our services noncompetitive, unnecessary or obsolete.

  The market in which we operate is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with greater marketplace presence and financial resources.

  We operate in a highly competitive environment for each of our lines of business and we believe that competition is increasing. We may not be able to compete effectively, especially against established industry competitors with greater marketplace presence and financial resources than ours. The competitive environments for our different lines of business are as follows:

  OverVoice. The major groups of competitors in the business of providing high speed Internet access to hotels and multi-family properties include:

  .  local exchange carriers;

  .  other digital subscriber line providers;

  .  cable TV companies and other providers using cable modems; and

  .  installation firms that upgrade existing wiring.

  Many of these competitors have extensive marketplace presence and greater technological and financial resources than we do.

  The OverVoice technology also competes with technologies using other transmission media, such as coaxial cable, wireless facilities and fiber optic cable. If telecommunications service providers, hotels, multi-family properties or single family residences install any of these alternative transmission media, demand for OverVoice may decline.

  CAIS Internet. Our principal competitors include other major providers such as UUNET Technologies, Inc., PSINet Inc., BBN (a GTE subsidiary), and other providers of always-on high speed Internet access including digital subscriber line services, T-1 and wireless access. To a lesser extent, we also compete for always-on and dial-up access and web services business with smaller, regional Internet service providers and cable companies that operate in the same geographic markets that we serve. Because the Internet services market has no substantial barriers to entry, we expect that competition will continue to intensify. Eventually, we expect some form of a market consolidation to occur, with those Internet service providers that furnish the most value-added solutions ultimately surviving.

  CAIS Software Solutions, Inc. Our principal competitors include other providers of self-automated subscriber management systems and kiosk software that could challenge the private label sale of our IPORT server and kiosk software solutions. We compete for business with cable, digital subscriber line and wireless providers in the deployment of access solutions to multiple users. Our IPORT software automates and creates subscriber management systems for customer service billing, pay-per-use ordering, work order management, and portal sales and marketing functions. Some potential customers for our server and kiosk products may have existing contracts with our competitors, or may sell their server and kiosk software as part of a competitor's bundled solution in the hotel and apartment community marketplace.

  Business Anywhere Centers and Internet Kiosks. There are currently two major competitors in the marketplace providing automated business center services. Based on the published information, Business Anywhere has the most number of multi-purpose business center placements in business class hotels than any of our competitors. Our two key competitors utilize the traditional technology of individual credit card swipes hard wired to each machine. The major drawbacks to our competitors' technology are the high cost of equipment service and upgrading and the high initial capital cost.

  As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressure which could cause us to significantly reduce the average selling price of some of our products and services. We might not be able to offset the effects of any such price reductions with an increase in the number of our customers, higher revenue from enhanced services, cost reductions or otherwise. Market consolidation could result in increased price and other competition in these industries. Increased price or other competition could result in erosion of our market share and could have a material adverse effect on our financial condition. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

  If we do not meet our obligations to deliver high speed Internet access solutions to our customers according to schedule, our reputation will be harmed and our revenues may be affected.

  As of December 31, 1999, we had entered into agreements to provide high speed Internet access services in approximately 9,800 hotels and 600 multi-family properties. Our ability to meet the installation schedule in our agreements is critical to our success and to our ability to generate revenues. We depend on outside suppliers and vendors to install our technology in buildings, as well as on telecommunications service providers, to install our technology in buildings, as well as on telecommunications service providers, to install our technology and provide services to our customers. If we fail to install our technology or provide service on a timely basis as required by our customer agreements, whether or not such failure is outside of our control, our ability to market our Internet access and content solutions and, accordingly, our services would be harmed.

  We incur significant up-front costs to install our technology, which we may not be able to recover; our agreements do not contain any minimum use requirements, and some of our contracts are not exclusive.

  We have incurred, and will continue to incur, significant up-front costs installing OverVoice and our other technology platforms in hotels and multi-family properties. There is no guarantee that we will be able to recover such costs.

  Because our trial and long-term agreements for both hotels and multi-family properties generally do not contain any minimum use requirements, there is no minimum payout that we can expect to receive. Furthermore, some of our agreements do not require hotel owners and operators to offer our services exclusively. As a result owners and operators could offer services that compete with ours.

  If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

  Our competitive advantage depends on certain domestic and foreign patents and patent applications relating to the OverVoice technology that we license from and jointly own with Inline Connection Corporation, as well as our patented IPORT and Business Anywhere Center technology. Our success relies substantially on our ability to protect our patented technology, both domestically and abroad. We face two major risks in connection with our intellectual property rights:

  (1) Others may infringe on our intellectual property rights, resulting in:

  .  lack of competitiveness in the market;

  .  expense of time and resources to protect our patents; and

  .  dilution of the brand value of our service.

  (2) Although we do not believe this to be the case, we may infringe others' patents, resulting in:

  . significant expense in defending our technology, even in the case of a frivolous suit;

  .  requirement to pay damages; and

  .  costly and potentially impracticable redesign of our technology.

  Because we depend upon our suppliers and have sole and limited sources of supply for certain products and services, we are vulnerable to service interruptions and increased costs of services.

  We depend substantially on telecommunications services providers and we are unable to control the prices for these services. For example, in order to provide Internet access and other on-line services to our customers, we lease long distance fiber optic telecommunications lines from national telecommunications services providers.

  Certain of our suppliers, including regional Bell operating companies and competitive local exchange carriers, are currently subject to various price constraints, including tariff controls, which may change in the future. In addition, pending regulatory proposals may affect the prices they charge us. These regulatory changes could result in increased prices for products and services. This could reduce the profit margin for our services or require us to increase the prices which we charge our customers, which could reduce the demand for our services.

  We do not manufacture our proprietary OverVoice equipment, such as wall jacks and the OverVoice DeskJack; rather, we depend on third parties to manufacture and supply it. Any interruption in these manufacturers' operations could adversely affect our ability to meet our customers' requirements, which could cause them to use our competitors' services.

  We rely on other companies to supply our network infrastructure, some of which may compete directly with us or enter into arrangements with our competitors.

  We rely on other companies to supply our network infrastructure (including telecommunications services and networking equipment) which, in the quantities and quality we require, is available only from sole or limited sources. We are, therefore, vulnerable to the possibility that our suppliers may:

  .  compete directly with us;

  .  enter into exclusive arrangements with our competitors; or

  . stop selling their products or components to us at commercially reasonable prices, or at all.

  The Internet relies on the exchange of traffic over a network of networks that is owned and operated by many parties. We currently exchange traffic with other Internet service providers with whom we maintain relationships. These exchange agreements are not regulated and may be changed. If they become regulated, modified or are altogether terminated, we may have to find alternate, more expensive means to exchange traffic, or we may not be able to do so, which could limit our ability to offer services in a particular market or increase the cost of our services, which could reduce the demand for these services.

  A system failure could cause interruptions in the services we provide to our customers.

  Our operations depend upon our ability to protect our network against damage from acts of nature, power failures, telecommunications failures and similar events. Because we lease our lines from long-distance telecommunications companies, Internet providers, the regional Bell operating companies and competitive local exchange carriers, we depend upon those companies for physical repair and maintenance of those lines. Despite the precautions we and our telecommunications providers take, the occurrence of a natural disaster, fire, electrical outage or other unanticipated problems at one of our facilities may cause interruptions in the services we provide. Such interruptions in operations could limit our ability to meet our customers' requirements and reduce the demand for our services.

  Viruses, break-ins and other security breaches could cause interruptions, delays or a cessation of the services we provide to our customers.

  Despite the implementation of network security measures, the core of our Internet network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems. We may experience future interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized use could also potentially jeopardize the security of confidential information stored in our computer systems and the computer systems of our customers. Although we intend to continue to implement security measures to prevent this, these measures have occasionally been circumvented in the past, and the possibility exists that the measures we implement will be circumvented in the future. In addition, eliminating such viruses and remedying such security problems may cause interruptions, delays or cessation of service to our customers. If our security measures fail, we may lose subscribers or be sued, resulting in additional expenses and reduced profitability. We do not carry any insurance against these risks because it is unavailable at a reasonable cost.

  The loss of our key personnel, or failure to hire additional personnel, could harm our business because we would lose experienced personnel and new skilled personnel are in short supply and command high salaries.

  Our success depends in significant part upon the continued service and performance of our senior management personnel and other employees who possess longstanding industry relationships and technical knowledge of our operations. While we do not maintain any "key person" insurance, we have entered into employment agreements with key employees. Our future success also depends on our ability to attract, train, retain and motivate highly skilled personnel. To date, we have successfully attracted and retained qualified, high-level personnel; we have not had to devote significant time and resources recruiting such personnel; and personnel turnover has not affected our development efforts. However, competition for qualified, high-level telecommunications personnel is intense and we cannot assure you that we will be able to continue to attract and retain such talent. The loss of the services of one or more of our key individuals, or the failure to attract and retain additional key personnel, could limit our ability to market our services, manage our growth and develop and achieve our business objectives.

  Because we are an internet service provider, we may become subject to application of telecommunications laws to services provided over the internet.

  As an Internet service provider, we are not currently subject to direct regulation by the Federal Communications Commission ("FCC"). Nevertheless, Internet-related regulatory policies are continuing to develop and vigorous public debates regarding the costs and benefits of regulating the Internet have emerged in federal, state and local legislative, executive and regulatory agency forums. It is possible that we could be exposed to regulation as a telecommunications service provider in the future. For example, the FCC has stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated; and the FCC recently initiated a Notice of Inquiry to examine this issue. The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations, or pay carrier access charges on the same basis as traditional telecommunications companies.

  Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long distance companies complaining that the rates are substantially in excess of cost, and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. Both local and long distance companies, however, contend that Internet-based telephony should be subject to these charges. We have no current plans to install gateway equipment and offer telephony, and so we do not believe we would be directly affected by these developments. However, we cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

  A decision by Congress or the FCC to regulate Internet telephony or Internet access services may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, any of which could cause our revenues to decrease.

  A governmental body could impose sales and other taxes on the provision of our services, which could increase our costs of doing business.

  A number of federal, state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. We cannot accurately predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services we provide.

  We may be liable for information sent through our network.

  As an Internet service provider, we may be liable for content and communications provided by third parties and carried over, or hosted on, our facilities. Because the law of Internet service provider liability is uncertain and in a constant state of change, our actual exposure for third-party content cannot be predicted.

  One area of potential liability is copyright and trademark infringement. We may be found liable for third-party communications that infringe a trademark or copyright, and we are obligated to comply with the requirements of the Digital Millennium Copyright Act concerning responses to claims of copyright infringement.

  We also may be liable for obscene, indecent or otherwise offensive communications carried over our facilities. Although the Communications Decency Act, enacted in 1996, was found by the courts to be unconstitutional as applied to indecent speech, in 1998 the Congress passed another statute intended to prohibit indecent communications over the Internet. That more recent statute was declared to be unconstitutional, but a federal court of appeals is hearing a pending challenge to that decision. Depending upon the outcome of that proceeding, we may be exposed to potential liability for indecent material carried over our facilities.

  We also are required to comply with state and federal privacy requirements, including the Electronic Communications Privacy Act ("ECPA") and the Children's Online Privacy Protection Act ("COPPA"). The ECPA imposes limitations on the interception, disclosure and use of communications transmitted over and stored on our facilities. COPPA, and the Federal Trade Commission rules implementing that statute, requires us to safeguard personal information that we know to be transmitted to our website by children under 13.

  We also are subject to federal and state laws that regulate the advertising and sale of certain products and services over the Internet. In addition to existing statutes of this kind, such as state statutes that prohibit advertisement of gambling, a number of bills are pending in the Congress and state legislatures that would prohibit or regulate particular marketing practices (such as the transmission of unsolicited commercial email) or the advertisement or sale of certain goods and services. We cannot predict the impact of these potential laws upon our business.

  While no one has ever filed a claim against us concerning content carried over our service, someone may file a claim of that type in the future and may be successful in imposing liability on us. If that happens, we may have to spend significant amounts of money to defend ourselves against these claims and, if we are not successful in our defense, the amount of damages that we will have to pay may be significant. Any costs that we incur as a result of defending these claims or the amount of liability that we may suffer if our defense is not successful could materially adversely affect our profitability.

  If, as the law in this area develops, we may decide to take steps to reduce our exposure to for information carried on, stored on or disseminated through our network. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering certain of our products or services or modify existing arrangements to mitigate potential liability.

  We may not be able to protect our trademarks which could hamper our ability to market our products and services.

  Our success is dependent in part on recognition of our name and trademarks, such as "CAIS," "OverVoice", IPORT and "Business Anywhere" and pending trademarks, such as "DeskJack." We intend to protect and defend our name, servicemarks and trademarks in the United States and internationally. We achieved federal registration for several of our trademarks, including the mark CAIS, and filed for federal trademark protection for a number of other marks which we use or intend to use, for example "DeskJack." However, we cannot assure you that:

  . our efforts to protect our proprietary rights in the United States or abroad will be successful;

  . our use of our trademarks and servicemarks will be free from legal challenges; or

  . we will have sufficient funds to withstand such challenges or claims, regardless of their merit.

  If we are unable to protect our proprietary rights, it could seriously affect our ability to market our products and services. In addition, legal challenges to our proprietary rights could lead to a substantial diversion of our limited resources.

  Our executive officers and directors, as a group, control CAIS Internet.

  At December 31, 1999, our executive officers and directors, as a group, beneficially own or control approximately 42% of the shares of our common stock on a fully diluted basis. Consequently, as a practical matter, our executive officers and directors, as a group, are able to control all matters requiring approval by our stockholders, including the election of our Board of Directors, management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions of assets.

Failure to obtain Year 2000 compliance could cause an interruption in, or a failure of, our normal business activities and operations.

  The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached, reached and passed. Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, our normal business activities or operations. Prior to December 31, 1999, the Company made custom coding enhancements and other necessary modifications to its mission-critical internal business systems, as well as to other internal business systems. We believe that such internal systems are now Year 2000 compliant. We continue to assess the impact of Year 2000 issues on our internal computer, operational and financial systems, and to review with our key vendors and suppliers and the compliance of their systems with Year 2000 processing requirements. We currently believe that our most likely worst case scenario related to the Year 2000 is associated with potential concerns with our customers' and suppliers' Internet operations. The failure of such parties to ensure Year 2000 compliance could lead to decreased Internet usage and the delay or inability to obtain necessary data communication and telecommunication capacity. These factors could result in delay or loss of revenue, interruption of network services, cancellation of customer contracts, diversion of development resources, damage to CAIS Internet's reputation and litigation costs. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000 Issue" for a more detailed discussion of the impact of the Year 2000 issue.

Our results of operations and financial condition may be adversely affected if we do not successfully integrate future acquisitions into our operations.

   In order to respond to the competitive pressures of the broadband access services industry and support our intended growth, we intend to continue to focus on acquiring, or making significant investments in, additional companies, products and technologies that complement our business. Since our initial public offering in May 1999, we have completed four such acquisitions. We do not have any present understanding, nor are we having any discussions, relating to any significant acquisition. Our ability to compete effectively and support our intended growth may be adversely affected if we are not able to identify suitable acquisition candidates or investments or acquire companies or make investments on acceptable terms or at acceptable times. In addition, acquiring companies, products, services or technologies involves many potential difficulties and risks, including:


  .  difficulty in assimilating them into our operations;

  . disruption of our ongoing business and distraction of our management and employees;

  . negative effects on reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles; and

  .  potential dilutive issuances of equity or equity-linked securities.

These potential difficulties and risks could adversely affect our ability to realize the intended benefits of an acquisition and could result in unanticipated expenses and disruptions in our business, which could harm our financial results and condition.

Item 2. Properties

  The Company's headquarters are in Washington, D.C. where it leases approximately 39,000 square feet under a ten year lease which expires in February 2009. The Company also leases:

  . approximately 40,000 square feet of office space for sales and customer support functions in Arlington, Virginia,

  . approximately 24,000 square feet of office space for CAISSoft operations in San Diego, California,

  . approximately 10,000 square feet of office space for technical operations in McLean, Virgina,

  . approximately 5,000 square feet of office space for Business Anywhere operations in Irvine, California.

  The Company also leases or is otherwise provided with the right to utilize space in various geographic locations for network operations. The Company believes that these facilities are adequate for its current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of its operations on commercially reasonable terms.

Item 3. Legal Proceedings

  The Company, one of its principal officers and the corporate inventor of OverVoice (the "Corporate Inventor") were named as defendants in a federal civil action filed in the Eastern District of New York in September 1998. The plaintiff alleged patent infringement, unfair competition, breach of contract and related claims. On January 24, 1999, the parties in this litigation signed a Settlement Agreement (the "Settlement"). Under the terms of the Settlement, the Company agreed to pay the plaintiff $500,000 as follows: $250,000 upon dismissal of this action, $150,000 on or before July 1, 1999, and $100,000 on or before July 1, 2000. The Company also issued the plaintiff 25,000 shares of common stock and agreed to issue additional shares if the 25,000 shares, multiplied by the price at which shares are issued in this offering, does not equal or exceed $250,000. In exchange, the plaintiff also agreed to modify their exclusive license agreement with the Corporate Inventor to a nonexclusive agreement. As a result, the Company now has the right to install the OverVoice technology in single family residences and food establishments. Along with the cash settlement, the Company expensed the fair value of the 25,000 shares of common stock issued together with the fair value of the commitment to issue additional shares contingent on the offering price in the accompanying statement of operations for the year ended December 31, 1998. The Company also granted the plaintiff the right to purchase an additional 25,000 shares of common stock at the offering price in any IPO. The fair value of this right was nominal.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

  None.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

  The common stock of CAIS has been traded on the Nasdaq National Market (Nasdaq Symbol: CAIS) since the completion of our initial public offering on May 20, 1999. Prior to that date, there was no public market for our common stock. The following table presents for the periods indicated the high and low closing sales of our common stock, as reported by the Nasdaq National Market.

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
Fiscal Year Ended December 31, 1999
  Second Quarter (from May 20, 1999)............................. $22.13 $10.63
  Third Quarter.................................................. $22.75 $11.00
  Fourth Quarter................................................. $39.13 $10.69

  On March 9, 2000, the closing price of our common stock as reported on the Nasdaq National Market was $30.63 per share. As of March 9, 2000, there were approximately 140 holders of record of our common stock.

Dividends

  We have never paid or declared any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business, including potential acquisitions. Therefore, we do not anticipate paying cash dividends in the foreseeable future, except as required pursuant to the terms of our convertible preferred stock owned by Qwest.

Recent Sales of Unregistered Securities

  In the year ended December 31, 1999, the Company granted stock options to employees to purchase approximately 1,347,000 shares at exercise prices ranging from $4.31 to $16.50 per share under the Company's Incentive Stock Option plan. The Company also converted Atcom options to CAIS options to purchase approximately 842,000 shares under the Company's Incentive Stock Option Plan at exercise prices ranging from $0.36 to $12.02 per share. Additionally, the Company granted options to executives to purchase 1,010,000 shares at exercise prices ranging from $4.31 to $13.50 per share.

  On June 3, 1999, the Company issued 66,500 shares of common stock to Hilton Hotels Corporation in connection with the companies' agreement on a digital entertainment fund to jointly pursue the development of future guest and meeting room digital entertainment solutions in Hilton properties.

  In September 1999, the Company issued 2,493,383 and 121,704 shares of common stock in connection with the acquisitions of Atcom Inc. ("Atcom") and Business Anywhere USA, Inc. ("Business Anywhere"), respectively.

  In September 1999, the Company issued 125,000 shares of Series C Preferred Stock to U.S. Telesource, Inc., an affiliate of Qwest Communications Corporation ("Qwest") for total gross proceeds of $15,000,000. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled: (i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends;
(iii) to the number of votes equal to the number of whole shares of Common Stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock; and (ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock.

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

  On December 20, 1999, the Company entered into a Preferred Stock Purchase Agreement ("Purchase Agreement") between CII Ventures LLC, an affiliate of the private investment firm Kohlberg Kravis Roberts & Co. (KKR). Under the Purchase Agreement, KKR, through its affiliate, will make a strategic investment of up to $200 million in the Company.), CII Ventures will purchase $100 million of the Company's Series D convertible participating preferred stock ("Series D Shares"). The Series D Shares will be convertible into common stock of the Company, with an initial conversion price of $16.50 per share, subject to adjustment. The Purchase Agreement also includes a one-year option for CII Ventures to purchase up to an additional $100 million of Series E convertible participating preferred stock ("Series E Shares"). The Series E Shares are convertible into the Company's common stock, with an initial conversion price of $20.00 per share, subject to adjustment. Based on the Company's capitalization at December 31, 1999, the investment by KKR in the Series D Shares would represent a 16 percent fully diluted capital interest in the Company. Upon the exercise of the option for the Series E Shares, the investment by KKR in the Series D and Series E Shares would represent a 26 percent fully diluted capital interest in the Company. The holders of the Series D and Series E Shares will be entitled to receive dividends, payable in additional Series D Shares and Series E Shares, respectively, at a rate of 6 percent per annum compounded quarterly. The Company issued approximately 5,577,000 Series D Shares in February 2000.


  On January 26, 2000, the Company entered an agreement with Bass to provide the Company's services to approximately 2,750 properties and 400,000 rooms. The Company will pay contract rights to individual hotels at a rate of $25 per room when a hotel contracts for service. Additionally, the Company will contribute up to approximately $2.2 million in marketing and technology development funds. The Company issued 63,000 warrants to Bass effective February 1, 2000 at an exercise price of $40.01 per share.

  On March 15, 2000, CAIS Software Solutions, Inc., a wholly owned subsidiary of the Company, entered into an agreement to purchase the contracts, intellectual property, and certain other assets of QuickATM, LLC ("QuickATM") for a purchase price of $500,000 in cash, and $1,250,000 in the Company's common stock. The Company issued approximately 40,000 shares of common stock valued at $31.10 per share.

  On March 20, 2000, the Company also entered into an agreement with 3Com Corporation ("3Com") for the issuance of 20,000 shares of Series G Preferred Stock for total gross proceeds of $20 million. The Series G Shares are initially convertible into approximately 556,000 shares of CAIS common stock. The Company also agreed to purchase $10 million of 3Com equipment over the next year. The closing of the agreement is subject to the negotiation of a definitive commercial and marketing agreement and apporoval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Initial Public Offering

  Our initial public offering ("IPO") was effected through a Registration Statement on Form S-1 (File No. 333-72769) that was declared effective by the SEC on May 19, 1999, and pursuant to which we sold an aggregate of 6,842,100 shares of our common stock, including 842,100 shares pursuant to the exercise of the underwriters' over-allotment option. The amount of net proceeds to the Company from the IPO was approximately $118,233,000.

  As of December 31, 1999, we had used the net proceeds from our IPO as follows:

                                                                  (in thousands)
   Capital expenditures and network infrastructure...............    $42,183
   General corporate purposes....................................     17,004
   Sales and marketing...........................................     11,800
   Repay indebtedness............................................      7,000
   Redeem Series B preferred stock...............................      3,000
   Repay debt to discontinued operations.........................      2,100
   Research and development......................................      1,525
                                                                     -------
                                                                     $84,612
                                                                     =======

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this 10-K. The selected financial data for the fiscal years ended December 31, 1996, 1997, 1998 and 1999 are derived from CAIS Internet's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants and included elsewhere in this 10-K. The selected financial data for the period from January 1, 1996 through May 10, 1996 are derived from Capital Area Internet Service, Inc.'s financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data for the fiscal year ended December 31, 1995 are derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring accruals, which CAIS Internet considers necessary for a fair presentation of the financial position and results of operations for these periods. The financial data set forth for the periods ended, or as of dates, on or prior to May 10, 1996 reflect the results of operations of Capital Area prior to its acquisition by CAIS, Inc. and are captioned as "predecessor." The historical financial data subsequent to May 10, 1996 reflect the results of operations of CAIS Internet's continuing operations. In February 1999, CAIS Internet completed the spin-off of Cleartel Communications, Inc. and for financial reporting purposes has accounted for Cleartel Communications, Inc.'s results as discontinued operations. Accordingly, the results of operations for Cleartel Communications, Inc. have been excluded from the selected financial data below. The operating results for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for any future period. Also, the operating results for interim periods are not necessarily indicative of the results that might be expected for the entire year.

  In 1999, the Company increased its capital expenditures and sales and marketing programs for its hospitality and multi-family networks, and DSL services. Additionally, the Company acquired Atcom (which was renamed CAIS Software Solutions Inc.) and Business Anywhere. These activities affect the comparability of the financial data and statements over time. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Part II, Items 7 and 8 of this Form 10-K.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                   (in thousands, except per share amounts)

                               Predecessor                      Successor
                         ------------------------ ----------------------------------------
                                                   Inception
                                      Period from   (May 11,
                                       January 1     1996)
                          Year Ended    1996 to     through     Year Ended December 31,
                         December 31,   May 10,   December 31, ---------------------------
                             1995        1996         1996      1997      1998      1999
                         ------------ ----------- ------------ -------  --------  --------
                         (unaudited)
Statements of
 Operations Data:
Net revenue............     $2,240      $1,287      $ 2,410    $ 4,556  $  5,315  $ 10,784
Cost of revenues.......        697         323          834      2,010     3,118     9,689
Operating costs and
 expenses:
  Selling, general and
   administrative......        514         339        2,126      5,329    10,434    39,693
  Research and
   development.........        --          --           --         221       223     1,593
  Depreciation and
   amortization........         82          42          631      1,117     1,270     7,666
  Fair value of stock
   issued to
   third party.........        --          --           --         --        --        723
  Non-cash
   compensation........        --          --           --         616     1,426     4,892
                            ------      ------      -------    -------  --------  --------
    Total operating
     costs and
     expenses..........        596         381        2,757      7,283    13,353    54,567
                            ------      ------      -------    -------  --------  --------
Loss from operations...        947         583       (1,181)    (4,737)  (11,156)  (53,472)
Net interest income
 (expense).............         (3)          2         (212)      (288)   (1,101)    1,035
                            ------      ------      -------    -------  --------  --------
Loss from continuing
 operations(1).........      $ 944       $ 585      $(1,393)   $(5,025) $(12,257) $(52,437)
                            ======      ======      =======    =======  ========  ========
Basic and diluted loss
 per share from
 continuing
 operations(1).........                             $ (0.14)   $ (0.52) $  (1.24) $  (3.10)
                                                    =======    =======  ========  ========
Weighted average shares
 outstanding--basic and
 diluted...............                               9,648      9,648     9,869    16,937
                                                    =======    =======  ========  ========
                         December 31,                          December 31,
                         ------------             ----------------------------------------
                             1995                     1996      1997      1998      1999
                         ------------             ------------ -------  --------  --------
                         (unaudited)
Balance Sheet Data:
  Cash and cash
   equivalents.........     $  113                  $    73    $   149  $     95  $ 17,120
  Short-term
   investments.........        --                       --         --        --     16,501
  Working capital
   (deficit)...........        454                   (3,755)    (6,440)   (9,374)  (18,335)
  Total assets.........        997                   12,841     14,320    14,521   186,951
  Preferred stock......        --                       --         --        --     15,319
  Put warrants.........        --                       --         --        --      1,267
  Long-term debt, less
   current portion.....        --                     4,863      4,110    10,767       --
  Stockholders' equity
   (deficit)...........        748                   (3,412)    (5,996)  (14,761)  112,030

--------
(1) Excludes an extraordinary loss on early extinguishment of debt for the year ended December 31, 1999 of $551,000 or $(.03) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained elsewhere in this report.

  The cautionary statements set forth below and elsewhere in this Report identify important risks and uncertainties that could materially adversely affect our business, financial condition, results of operations or prospects.

Overview

  The Company is a nationwide provider of broadband Internet access solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas using its patented OverVoice solution and IPORT server software; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, DSL services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services. The Company operates a clear-channel Internet and ATM network, and currently peers with public and private partners, and at national exchange points MAE East, MAE East ATM, MAE West, and AADS. The Company entered into an agreement with Qwest to expand the Company's network to 38 metropolitan areas across the United States.

  During the years ended December 31, 1997, 1998 and 1999, the Company derived a majority of its revenue from the sale of various Internet services, including always-on Internet access services, web hosting and domain registration services and, to a lesser extent, dial-up Internet access. During the third quarter of 1999, the Company began to increase its visitor-based and multi-family networks revenues, as it began to install its services in various hotels and apartment communities, and acquire complementary businesses. The Company incurred significant costs and devoted substantial resources associated with the research, development and deployment of its visitor-based and multi-family networks services. The costs included equipment, contract labor for surveys and the actual property installation, and Internet bandwidth and local loop connection charges. The Company capitalizes the costs of installations in hotels and apartment buildings, including equipment and labor.

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

  The Company's nationwide deployment of its services, and the expansion of its network, will result in increased cost of revenues, selling, general and administrative expenses and capital expenditures. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to successfully expand its customer base for visitor-based and multi-family networks and other services and achieve further operating efficiencies. The Company might not be able to achieve or sustain revenue growth, positive cash flow or profitability in the future.

Key Developments in the Year Ended December 31, 1999

  Initial Public Offering. In May 1999, the Company sold approximately 6.8 million shares of common stock, and raised gross proceeds of approximately $130 million.

  New Long Term Networks Contracts and Buildout. As of December 31, 1999, the Company signed hospitality and multi-family master agreements for the provision of its services in approximately 10,400 buildings and 1.5 million rooms/units, and installed its services in approximately 134 buildings and 27,500 rooms/units.

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

  Qwest investment and bandwidth purchase. In September 1999, Qwest Communications Corporation ("Qwest") invested $15 million in the Company and in the form of Series C Preferred Stock. Qwest also received warrants to purchase 500,000 shares of the Company's common stock at $12.00 per share. Additionally, the Company and Qwest entered into a twenty-year IRU agreement. The Company purchased approximately $44 million of capacity on Qwest's fiber network. The Qwest capacity will support the delivery of the Company's network services up to 38 metropolitan areas by April 2000. The Company also committed to purchase $10 million of Qwest's communications services over five years. The IRU agreement terminates the Company's $100 million commitment in the parties' June 1998 Memorandum of Understanding.

  Acquisition -- CAIS Software Solutions, Inc. (formerly Atcom, Inc.). The Company acquired Atcom, Inc. ("Atcom") (subsequently renamed CAIS Software Solutions, Inc.) in September 1999 to combine the Company's OverVoice hardware technology with Atcom's IPORT server software and kiosk products to deliver high speed Internet access solutions to hotels, apartment communities and public areas, including shopping centers, airports, travel plazas and lobbies and common areas.

  Acquisition -- Business Anywhere. The Company acquired Business Anywhere USA, Inc. ("Business Anywhere") in September 1999 to expand its public area services portfolio. Business Anywhere centers are self-operated, self-contained units that offer most business services to travelers, including round-the-clock access to printers, fax machines, copiers, and PCs with Internet connectivity. The services are activated by touch-screen, and are remotely monitored.

  Unisys. The Company entered into an alliance with Unisys Corporation ("Unisys") to accelerate a full range of Unisys installation, maintenance, and end-user and network support services for CAIS Internet's solutions in hotels and apartment communities. The partnership mobilizes a global workforce of Unisys field operations, project managers and installers to install more than 200 hotel and apartment properties, or 60,000 units, per month.

  Portal. The Company introduced the hospitality industry's inaugural, customized, Content Portal--and announced its plans to deliver the CAIS Portal to guests at hotels under master agreement to deliver high speed Internet access with the broadband company.

Business Segments

  Visitor-based and Multi-family Networks. The Company delivers high-speed Internet access and content solutions to hotels, apartment communities and other public areas across existing telephone lines at speeds up to 175 times faster than 56K dial-up modems. As of December 31, 1999 the Company had master contracts to install its services in approximately 10,400 properties and 1.5 million units/rooms.

  Internet Services. The primary services in the Company's Internet Services segment include business digital subscriber line (HyperLan DSL), always-on access and web hosting:

  HyperDSL Services: In 1999 the Company has initiated its roll-out of a new always-on, high-speed Internet access service using DSL technology under the name HyperLan DSL. The Company partners with Covad Communications Group to provide this service to small and medium-sized businesses. During the year ended December 31, 1999, the Company began to offer HyperLan DSL services in 13 U.S. metro areas. The Company intends to enter additional markets in 2000 as it expands its network with Qwest.

  High-Speed Always-On Access and Other Services: The Company provides dedicated Internet access to businesses and other Internet providers, including T-1, fractional T-1, DS-3 and fractional DS-3 services. The Company also provides web hosting and colocation services. In addition, the Company provides dial-up and other narrowband connectivity services which are not marketed generally.

Statements of Operations

  The Company records revenues for all services when the services are provided to customers. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue when earned. Upfront charges in connection with service contracts are recognized ratably over the contract period. Customer contracts for Internet access and web hosting services are typically for periods ranging from one month to three years. Internet access services typically require the customer to purchase equipment and pay for the related installation fees. Revenues from equipment sales are recorded when delivery of the related equipment is accepted by the customer. Dial-up access customers typically subscribe to service on a monthly or annual basis.

  Cost of revenues include recurring expenses for the long haul bandwidth lease and local interconnection charges from national and local fiber providers. It also includes wholesale DSL resale charges, equipment costs and amortization of DSL install and equipment charges incurred in connection with term contracts.

  Research and development costs include internal research and development activities and external product development agreements.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net revenues. Net revenues for the year ended December 31, 1999 increased 103% to approximately $10,784,000 from approximately $5,315,000 for the year ended December 31, 1998. Net revenues increased primarily due to an increase of approximately $3,383,000 in visitor-based and multi-family network revenues (of which approximately $2,174,000 of the increase was for equipment sales), $1,038,000 in DSL revenues, $743,000 Internet access services, and $304,000 in web hosting services. The increases were due to an increase in the number of properties and customers for these services, and the acquisitions of Atcom and Business Anywhere.

  Cost of revenues. Cost of revenues for the year ended December 31, 1999 totaled approximately $9,689,000 or 90% of net revenues, compared to approximately $3,118,000 or 59% of net revenues for the year ended December 31, 1998. This increase resulted primarily from increases of approximately $1,833,000 in charges for visitor-based and multi-family network direct equipment sales, $1,296,000 in visitor-based and multi-family network charges for bandwidth and network installation, $2,253,000 in additional nationwide bandwidth, and $1,129,000 in DSL charges for customer connectivity, equipment and installation.

  Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 1999 totaled approximately $39,693,000 or 368% of net revenues, compared to approximately $10,434,000 or 196% of net revenues for the year ended December 31, 1998. This increase resulted primarily from increases of $3,906,000 related to visitor-based and multi-family network payroll, $8,453,000 related to Internet services payroll, $1,810,000 related to visitor-based and multi-family network costs (e.g. marketing and professional fees and expenses), and $15,090,000 in advertising and other sales, marketing and administrative expenses.

  Research and development. Research and development for the year ended December 31, 1999 totaled approximately $1,593,000 or 15% of net revenues, compared to approximately $223,000, or 4% of net revenues for the year ended December 31, 1998. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $7,666,000 for the year ended December 31, 1999, compared to approximately $1,270,000 for the year ended December 31, 1998. This increase resulted from an increase of $1,273,000 in depreciation of capital assets to support the expansion of the Company's network, $810,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $4,313,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

  Fair value of stock issued to third party for services. Fair value of stock issued to a third party for services totaled approximately $723,000 for the year ended December 31, 1999. There was no comparable expense for the year ended December 31, 1998.

  Non-cash compensation. Non-cash compensation totaled approximately $4,892,000 for the year ended December 31, 1999, compared to approximately $1,426,000 for the year ended December 31, 1998. This increase resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO, and from the amortization of deferred compensation related to additional stock options granted in 1999.

  Interest income (expense), net. Interest income (expense), net totaled income of approximately $1,035,000 for the year ended December 31, 1999, compared to expense of approximately $1,101,000 for the year ended December 31, 1998. This income total was attributable primarily to interest income earned from the proceeds of the IPO, offset by interest expense and the amortization of financing costs related to the Company's financing agreements.

  Loss from continuing operations. Loss from continuing operations totaled approximately $52,437,000 for the year ended December 31, 1999, compared to approximately $12,257,000 for the year ended December 31, 1998, due to the foregoing factors.

  Income (loss) from discontinued operations. Loss from discontinued operations totaled approximately $340,000 for the year ended December 31, 1999, compared to income of approximately $671,000 for the year ended ended December 31, 1998. The decrease in loss amount for 1999 is attributable to the spin-off of Cleartel at February 12, 1999.

  Extraordinary item--early extinguishment of debt. Extraordinary item--early extinguishment of debt totaled approximately $551,000 for the year ended December 31, 1999. This charge was related to the write-off of unamortized debt discount and deferred financing fees associated with the repayment of the $7 million loan from an investment banking firm. There were no extraordinary items for the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net revenues. Net revenues for the year ended December 31, 1998 increased 17% to approximately $5,315,000, compared to approximately $4,556,000 for the year ended December 31, 1997. Net revenues increased primarily due to an increase of $747,000 resulting from the sale of Internet access services and an increase of $237,000 from the sale of web hosting services. Both of these increases were due to an increase in the number of customers for these services. This increase in net revenues was offset by a decrease in consulting revenues from $159,000 in 1997 to zero in 1998.

  Cost of revenues. Cost of revenues for the year ended December 31, 1998 totaled approximately $3,118,000 or 59% of net revenues, compared to approximately $2,010,000 or 44% of net revenues for the year ended December 31, 1997. This increase resulted primarily from an increase of $944,000 due to the purchase of additional nationwide bandwidth and the expansion to new geographic locations. CAIS Internet also incurred bandwidth and local connection charges of $102,000 in 1998 for the deployment of visitor-based and multi-family networks in trial properties. There was no OverVoice related cost of revenues for 1997.

  Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 1998 totaled approximately $10,434,000 or 196% of net revenues, compared to approximately $5,329,000 or 117% of net revenues for the year ended December 31, 1997. This increase resulted primarily from increases of $910,000 attributable to Internet services payroll, $1,671,000 related to Internet services administrative costs, $2,177,000 related to visitor-based and multi-family network costs (e.g., payroll, market trials and marketing and professional fees and expenses) and $347,000 for professional fees relating to the October 1998 reorganization.

  Research and development. Research and development for the year ended December 31, 1998 totaled approximately $223,000 or 4% of net revenues, compared to approximately $221,000 or 5% of net revenues for the year ended December 31, 1997.

  Depreciation and amortization. Depreciation and amortization totaled approximately $1,270,000 for the year ended December 31, 1998, compared to approximately $1,117,000 for the year ended December 31, 1997. This increase was attributable primarily to the purchase of capital equipment necessary to support the expansion of CAIS Internet's network.

  Non-cash compensation. Non-cash compensation totaled approximately $1,426,000 for the year ended December 31, 1998, compared to approximately $616,000 for the year ended December 31, 1997. This increase reflects amortization of deferred compensation for an entire year in 1998 compared to a partial year in 1997.

  Interest income (expense), net. Interest expense totaled approximately $1,101,000 for the year ended December 31, 1998, compared to approximately $288,000 for the year ended December 31, 1997. This increase was attributable primarily to interest on indebtedness incurred, including amortization of financing costs relating to our credit agreement with ING (U.S.) Capital LLC.

  Loss from continuing operations. Loss from continuing operations totaled approximately $12,257,000 for the year ended December 31, 1998, compared to approximately $5,025,000 for the year ended December 31, 1997, due to the foregoing factors.

  Income (loss) from discontinued operations. Loss from discontinued operations totaled $671,000 for the year ended December 31, 1998, compared to income of approximately $1,923,000 for the year ended December 31, 1997. This decrease in earnings resulted primarily from a reduction in net revenues generated from operator assisted telephone calls.

Quarterly Results

  The following tables set forth certain unaudited quarterly financial data, and such data expressed as a percentage of revenue, for the eight quarters ended December 31, 1999. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                    Quarter Ended
                          ------------------------------------------------------------------------
                                       1998                                 1999
                          ----------------------------------  ------------------------------------
                          Mar 31   Jun 30   Sep 30   Dec 31   Mar 31   Jun 30    Sep 30    Dec 31
                          -------  -------  -------  -------  -------  -------  --------  --------
                                      (in thousands, except per share amounts)
Net revenues(1).........  $ 1,242  $ 1,325  $ 1,357  $ 1,391  $ 1,609  $ 1,811  $  2,682  $  4,682
                          -------  -------  -------  -------  -------  -------  --------  --------

Cost of revenues........      717      750      776      875    1,050    1,518     2,558     4,563
Operating expenses......    2,704    2,819    3,201    4,629    4,533    9,538    16,080    24,416
                          -------  -------  -------  -------  -------  -------  --------  --------
Loss from operations....   (2,179)  (2,244)  (2,620)  (4,113)  (3,974)  (9,245)  (15,956)  (24,297)
                          -------  -------  -------  -------  -------  -------  --------  --------

Net interest income
 (expense)..............      (82)     (92)    (295)    (632)    (677)      85       992       635
                          -------  -------  -------  -------  -------  -------  --------  --------
Loss from continuing
 operations.............   (2,261)  (2,336)  (2,915)  (4,745)  (4,651)  (9,160)  (14,964)  (23,662)

Income (loss) from
 discontinued
 operations.............      154      211     (249)    (787)    (340)     --        --        --
                          -------  -------  -------  -------  -------  -------  --------  --------
Loss before
 extraordinary item.....   (2,107)  (2,125)  (3,164)  (5,532)  (4,991)  (9,160)  (14,964)  (23,662)
Extraordinary item--
 early extinguishment of
 debt...................      --       --       --       --       --      (551)      --        --
                          -------  -------  -------  -------  -------  -------  --------  --------
Net loss................   (2,107)  (2,125)  (3,164)  (5,532)  (4,991)  (9,711)  (14,964)  (23,662)
Dividends and accretion
 on preferred stock.....      --       --       --       --      (171)    (179)   (3,851)     (319)
                          -------  -------  -------  -------  -------  -------  --------  --------
Net loss attributable to
 common stockholders....  $(2,107) $(2,125) $(3,164) $(5,532) $(5,162) $(9,890) $(18,815) $(23,981)
                          =======  =======  =======  =======  =======  =======  ========  ========

Basic and diluted loss
 per share(2):
 Continuing operations,
  less dividends on
  preferred stock.......  $ (0.23) $ (0.23) $ (0.29) $ (0.48) $ (0.48) $ (0.65) $  (0.91) $  (1.06)
 Discontinued
  operations............     0.01     0.02    (0.03)   (0.08)   (0.04)     --        --        --
 Extraordinary item.....      --       --       --       --       --     (0.04)      --        --
                          -------  -------  -------  -------  -------  -------  --------  --------
 Total..................  $ (0.22) $ (0.21) $ (0.32) $ (0.56) $ (0.52) $ (0.69) $  (0.91) $  (1.06)
                          =======  =======  =======  =======  =======  =======  ========  ========
Basic and diluted
 weighted-average shares
 outstanding............    9,648    9,888    9,966    9,966    9,990   14,307    20,586    22,519
                          =======  =======  =======  =======  =======  =======  ========  ========

--------
(1) Approximately $1,610,000 of net revenues for the quarter ended December 31, 1999 represent equipment sales.
(2) Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the loss per share by quarter does not equal the loss per share for 1998 and 1999.

                                                 Quarter Ended
                            --------------------------------------------------------------
                                       1998                            1999
                            ------------------------------  ------------------------------
                            Mar 31  Jun 30  Sep 30  Dec 31  Mar 31  Jun 30  Sep 30  Dec 31
                            ------  ------  ------  ------  ------  ------  ------  ------
Net revenues..............    100 %   100 %   100 %   100 %   100 %   100 %   100 %   100 %
                             ----    ----    ----    ----    ----    ----    ----    ----

Cost of revenues..........     58 %    56 %    57 %    63 %    65 %    84 %    95 %    98 %
Operating expenses........    217 %   213 %   236 %   333 %   282 %   527 %   600 %   521 %
                             ----    ----    ----    ----    ----    ----    ----    ----
Loss from operations......   (175)%  (169)%  (193)%  (296)%  (247)%  (511)%  (595)%  (519)%

Net interest income
 (expense)................     (7)%    (7)%   (22)%   (45)%   (42)%     5 %    37 %    14 %
                             ----    ----    ----    ----    ----    ----    ----    ----
Loss from continuing
 operations...............   (182)%  (176)%  (215)%  (341)%  (289)%  (506)%  (558)%  (505)%

Income (loss) from
 discontinued operations..     12 %    16 %   (18)%   (57)%   (21)%   --      --      --
                             ----    ----    ----    ----    ----    ----    ----    ----
Loss before extraordinary
 item.....................   (170)%  (160)%  (233)%  (398)%  (310)%  (506)%  (558)%  (505)%
Extraordinary item--early
 extinguishment of debt...    --      --      --      --      --      (30)%   --      --
                             ----    ----    ----    ----    ----    ----    ----    ----
Net loss..................   (170)%  (160)%  (233)%  (398)%  (310)%  (536)%  (558)%  (505)%
Dividends and accretion on
 preferred stock..........    --      --      --      --      (11)%   (10)%  (144)%    (7)%
                             ----    ----    ----    ----    ----    ----    ----    ----
Net loss attributable to
 common stockholders......   (170)%  (160)%  (233)%  (398)%  (321)%  (546)%  (702)%  (512)%
                             ====    ====    ====    ====    ====    ====    ====    ====

  Our quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as:

  .  the installation of our hospitality and multi-family properties,

  . the success of our efforts and of our hospitality and multi-family partners to sell our services in installed buildings,

  . the success of our efforts to expand our DSL and traditional Internet customer base, and to sell enhanced and value added services to existing customers,

  .  the timing of acquisitions,

  . changes in and the timing of expenditures relating to the continued expansion of our network,

  .  the delivery of bandwidth from our global network providers,

  .  the development of new services, and

  .  changes in pricing policies by us or our competitors.

  In view of the significant historical growth of our operations, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future. We expect to focus in the near term on building and increasing our property and customer base and increasing our network utilization both through internal growth and through acquisitions which may require us from time to time to increase our expenditures for personnel, marketing, network infrastructure and the development of new services.

Liquidity and Capital Resources

  Prior to the IPO, the Company financed its operations with various debt and private equity placements. During the year ended December 31, 1998, the Company's continuing operations were also financed in part from operating profits and cash flows generated from its now discontinued operation (Cleartel). Net cash provided by (used in) operating activities for the years ended December 31, 1997, 1998 and 1999 was approximately $692,000, $(3,208,000) and $(15,329,000), respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities for its Internet-related businesses.

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

  In September 1999, the Company issued to Qwest 125,000 shares of Series C Preferred Stock, which is initially convertible into 1,250,000 shares of common stock for total gross proceeds of $15,000,000. It also issued warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $12.00 per share. The Company incurred approximately $40,000 of offering costs paid to third parties. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled: (i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of common stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock; and (ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock.

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

  The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of December 31, 1999, the Company had borrowed approximately $2.7 million under this credit facility. Borrowings outstanding as of December 31, 1999 incur interest expense at rates ranging from 10.3 to 10.9 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios. In addition, on April 1, 1999, the Company and Nortel Networks entered into an agreement to purchase $10 million of Nortel equipment by April 1, 2000. The Company will be subject to a reduction in its purchase discount percentages after that date if its annual purchases do not exceed $10 million for the year ended April 1, 2001 and $9.9 million for the year ended April 1, 2002. The remaining commitment as of December 31, 1999 was $5.3 million for the initial April 1, 2000 deadline.

  The Company and Cisco Systems Capital Corporation entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco will have a second priority lien. As of December 31, 1999, the Company had not borrowed under this credit facility. The Company obtained a waiver from Cisco for financial covenant violations as of December 31, 1999. Subsequent to year-end, the Company and Cisco amended the financial covenants of this agreement for the remainder of the term of this facility.

  On December 20, 1999, the Company entered into a Preferred Stock Purchase Agreement ("Purchase Agreement") between CII Ventures LLC, an affiliate of the private investment firm Kohlberg Kravis Roberts &

Co. (KKR). Under the Purchase Agreement, KKR, through its affiliate, will make a strategic investment of up to $200 million in the Company. CII Ventures will purchase $100 million of the Company's Series D convertible participating preferred stock ("Series D Shares"). The Series D Shares will be convertible into common stock of the Company, with an initial conversion price of $16.50 per share, subject to adjustment. The Purchase Agreement also includes a one-year option for CII Ventures to purchase up to an additional $100 million of Series E convertible participating preferred stock ("Series E Shares"). The Series E Shares are convertible into the Company's common stock, with a conversion price of $20.00 per share, subject to adjustment. Based on the Company's capitalization at December 31, 1999, the investment by KKR in the Series D Shares would represent a 16 percent fully diluted capital interest in the Company. Upon the exercise of the option for the Series E Shares, the investment by KKR in the Series D and Series E Shares would represent a 26 percent fully diluted capital interest in the Company. The holders of the Series D and Series E Shares will be entitled to receive dividends, payable in additional Series D and Series E shares, at a rate of 6 percent per annum compounded quarterly.

  Under a Stockholders Agreement, KKR has certain rights to board representation, stock registration, and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

  As of December 31, 1999, the Company had cash and cash equivalents, and short-term investments of approximately $33.6 million. In February 2000, the Company received a investment of $73.9 million of the initial $100 million from KKR in Series D shares for net proceeds of $67.7 million, and expects to receive the remaining $26.1 million of Series D shares in May 2000 for net proceeds of $25.0 million, after approval of the additional shares at a special meeting of the Company's stockholders. In addition to the KKR option for the $100 million investment in Series E shares in 2001, the Company may require additional financing to meet its anticipated cash needs over the next several years, and is actively exploring alternatives for such financing. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

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

Impact of the Year 2000 Issue

  Many computer programs were been written using two digits rather than four to define the applicable year. This posed a problem at the end of the century because these computer programs may have recognized a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, the Company's normal business activities and operations.

  Prior to December 31, 1999, the Company made custom coding enhancements and other necessary modifications to its mission-critical internal business systems, as well as to other internal business systems. We believe that such internal systems are now Year 2000 compliant.

  During the year ended December 31, 1999, the Company spent approximately $72.9 million for capital expenditures related to the upgrade and continuing build-out of its technical operations and network. The Company believes that all of this equipment is Year 2000 compliant. In addition, the Company acquired a new billing and customer care system as part of its business strategy, which the Company believes is Year 2000 compliant. If the Company uncovers the need for additional expenditures related to Year 2000, it may have a material adverse effect on the Company's business, financial condition or results of operations.

  To date, the Company has not experienced any material problems attributable to the inability to recognize dates beginning with the Year 2000 in its products, equipment, services, systems, or internal systems or those of our external suppliers. Although the Company believes that it has successfully modified its products, equipment, services, and systems as necessary to be Year 2000 compliant, it cannot be sure that its operations do not contain undetected errors or defects associated with Year 2000 functions that may result in material costs to us. Its business could suffer if we fail to make its operations Year 2000 compliant in time.

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

Subsequent Events

  On January 26, 2000, the Company entered an agreement with Bass to provide the Company's services to approximately 2,750 hotel properties and 400,000 hotel rooms. The Company will pay contract rights to individual hotels at a rate of $25 per room when a hotel contracts for service. Additionally, the Company will contribute up to approximately $2.2 million in marketing and technology development funds. In connection with this agreement, the Company issued 63,000 warrants to Bass effective February 1, 2000 with an exercise price of $40.01 per share.

  On February 9, 2000, the Company announced that it had entered into an agreement with Mid-America to provide the Company's services to approximately 35,000 apartment homes in 110 apartment communities. The Company paid Mid-America approximately $778,000 for contract rights for installation and marketing.

  On February 28, 2000, the Company announced that it had completed the sale of $73.9 million of Series D convertible participating preferred stock on February 25, 2000 to an affiliate of KKR. Under a Purchase Agreement dated as of December 20, 1999, KKR will purchase an additional $26.1 million of Series D Shares after approval of the Company's stockholders. In conjunction with the initial purchase of the Series D Shares, two KKR nominees joined the Company's Board of Directors and KKR was granted a one-year option to purchase $100 million of Series E Shares. The issuance of the Series E Shares pursuant to the option also is subject to the approval of the Company's stockholders. Upon the exercise of the option for the Series E Shares, KKR will have the right to elect an additional director on the Company's Board of Directors.

  On March 15, 2000, CAIS Software Solutions, Inc., a wholly owned subsidiary of the Company, entered into an agreement to purchase the contracts, intellectual property, and certain other assets of QuickATM, LLC ("QuickATM") for a purchase price of $500,000 in cash, and $1,250,000 in the Company's common stock. The Company issued approximately 40,000 shares of common stock valued at $31.10 per share.

  On March 20, 2000, the Company also entered into an agreement with 3Com Corporation ("3Com") for the issuance of 20,000 shares of Series G Preferred Stock for total gross proceeds of $20 million. The Series G shares are initially convertible into approximately 556,000 shares of CAIS common stock. The Company also agreed to purchase $10 million of 3Com equipment over the next year. The closing of the agreement is subject to the negotiation of a definitive commercial and marketing agreement and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

  The Company has limited exposure to financial market risks, including changes in interest rates. At December 31, 1999, the Company had short-term investments of approximately $16.5 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 91 and 270 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company expects to hold these investments until maturity, and therefore expects to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest as our cash is reinvested at lower rates.

  At December 31, 1999, the Company had notes payable in the aggregate amount of $2.7 million. A change of interest rates would affect its obligations under these agreements. Increases in interest rates would increase the interest expense associated with future borrowings and borrowings under its equipment financing agreements.

Item 8. Financial Statements And Supplementary Data

                         Index to Financial Statements

                                                                           Page
                                                                           ----
1. Financial Statements:

  Report of Independent Public Accountants................................  31

  Consolidated Balance Sheets as of December 31, 1998 and 1999............  32

  Consolidated Statements of Operations for the years ended December 31,
   1997, 1998 and 1999....................................................  33

  Consolidated Statements of Changes in Stockholders' (Deficit) Equity for
   the years ended December 31, 1997, 1998 and 1999.......................  34

  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1998 and 1999....................................................  36

  Notes to Consolidated Financial Statements..............................  37

                   Report of Independent Public Accountants

To CAIS Internet, Inc. and subsidiaries
(formerly CGX Communications, Inc.):

  We have audited the accompanying consolidated balance sheets of CAIS Internet, Inc. (a Delaware corporation, formerly CGX Communications, Inc.) and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAIS Internet, Inc. and subsidiaries, as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
March 6, 2000 (except with respect to
the matters discussed in Note 15 to the
consolidated financial statements,
which are indicated to have occurred
subsequent to March 6, 2000, as to
which the date is March 20, 2000).

                              CAIS INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
Current Assets
  Cash and cash equivalents...............................  $     95  $ 17,120
  Short-term investments..................................       --     16,501
  Accounts receivable, net of allowance for doubtful
   accounts of $137 and $249, respectively................       648     3,090
  Prepaid expenses and other current assets...............       228     2,571
  Current assets of discontinued operations...............     8,170       --
                                                            --------  --------
    Total current assets..................................     9,141    39,282
Property and equipment, net...............................     2,638    90,476
Deferred offering costs...................................       237       --
Deferred debt financing costs, net........................       292     1,499
Intangible assets and goodwill, net.......................       277    51,059
Receivable from officers..................................       --        450
Other assets..............................................       --      4,185
Non-current assets of discontinued operations.............     1,936       --
                                                            --------  --------
    Total assets..........................................  $ 14,521  $186,951
                                                            ========  ========
Current liabilities
  Accounts payable and accrued expenses...................  $  4,396  $ 53,779
  Notes payable...........................................       --      2,680
  Obligations under capital lease.........................       --        312
  Payable to discontinued operations......................     5,342       --
  Unearned revenues.......................................       572       846
  Current liabilities of discontinued operations..........     8,205       --
                                                            --------  --------
    Total current liabilities.............................    18,515    57,617
Loan, net of unamortized debt discount of $511 and $0,
 respectively.............................................     6,183       --
Notes payable to related parties, net of current portion..     1,983       --
Other long-term liabilities...............................       --        718
Long-term liabilities of discontinued operations..........     2,601       --
                                                            --------  --------
    Total liabilities.....................................    29,282    58,335
                                                            --------  --------
Series C cumulative mandatory redeemable convertible
 preferred stock; 125,000 shares authorized, issued and
 outstanding as of December 31, 1999 (aggregate
 liquidation preference of $15,319).......................       --     15,319
                                                            --------  --------
Put warrants..............................................       --      1,267
                                                            --------  --------
Commitments and contingencies (Note 12)
Stockholders' (deficit) equity
  Common stock, $0.01 par value; 100,000,000 shares
   authorized; 9,965,505 and 22,608,331 shares issued and
   9,965,505 and 22,595,565 shares outstanding,
   respectively...........................................       100       226
  Additional paid-in capital..............................     7,794   188,569
  Warrants outstanding....................................     1,226    13,234
  Deferred compensation...................................    (2,888)   (2,673)
  Treasury stock, 12,766 shares of common stock...........       --       (150)
  Accumulated deficit.....................................   (20,993)  (87,176)
                                                            --------  --------
    Total stockholders' (deficit) equity .................   (14,761)  112,030
                                                            --------  --------
    Total liabilities and stockholders' (deficit) equity
     .....................................................  $ 14,521  $186,951
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                              CAIS INTERNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
Net revenues:
  Equipment.......................................  $   146  $     72  $  2,186
  Services........................................    4,410     5,243     8,598
                                                    -------  --------  --------
    Total net revenues............................    4,556     5,315    10,784
                                                    -------  --------  --------
Cost of revenues:
  Equipment.......................................      120        58     1,833
  Services........................................    1,890     3,060     7,856
                                                    -------  --------  --------
    Total cost of revenues........................    2,010     3,118     9,689
                                                    -------  --------  --------
Operating expenses:
  Selling, general and administrative.............    5,329    10,434    39,693
  Research and development........................      221       223     1,593
  Depreciation and amortization...................    1,117     1,270     7,666
  Fair value of stock issued to third party for
   services.......................................      --        --        723
  Non-cash compensation...........................      616     1,426     4,892
                                                    -------  --------  --------
    Total operating expenses......................    7,283    13,353    54,567
                                                    -------  --------  --------
Loss from operations..............................   (4,737)  (11,156)  (53,472)
Interest income (expense), net:
  Interest income.................................        2       --      2,419
  Interest expense................................     (290)   (1,101)   (1,384)
                                                    -------  --------  --------
    Total interest income (expense), net..........     (288)   (1,101)    1,035
                                                    -------  --------  --------
Loss from continuing operations before income
 taxes............................................   (5,025)  (12,257)  (52,437)
Provision for income taxes........................      --        --        --
                                                    -------  --------  --------
Loss from continuing operations...................   (5,025)  (12,257)  (52,437)
Income (loss) from discontinued operations........    1,923      (671)     (340)
                                                    -------  --------  --------
Loss before extraordinary item....................   (3,102)  (12,928)  (52,777)
Extraordinary item--early extinguishment of debt..      --        --       (551)
                                                    -------  --------  --------
Net loss..........................................   (3,102)  (12,928)  (53,328)
Dividends and accretion on preferred stock........      --        --     (4,520)
                                                    -------  --------  --------
Net loss attributable to common stockholders......  $(3,102) $(12,928) $(57,848)
                                                    =======  ========  ========
Basic and diluted earnings (loss) per share:
  Loss attributable to common stockholders before
   discontinued operations and extraordinary
   item...........................................  $  (.52) $  (1.24) $  (3.37)
  Discontinued operations.........................      .20      (.07)     (.02)
  Extraordinary item..............................      --        --       (.03)
                                                    -------  --------  --------
    Total.........................................  $  (.32) $  (1.31) $  (3.42)
                                                    =======  ========  ========
Basic and diluted weighted-average shares
 outstanding......................................    9,648     9,869    16,937
                                                    =======  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                              CAIS INTERNET, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

              For the Years Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                            Redeemable Convertible Preferred Stock
                         -------------------------------------------------
                            Series A          Series B         Series C
                         ----------------  ---------------  --------------
                                                                             Put
                         Shares   Amount   Shares  Amount   Shares Amount  Warrants
                         ------  --------  ------  -------  ------ ------- --------
December 31, 1996.......    --   $    --     --    $   --     --   $   --   $  --
 Unearned compensation
  pursuant to issuance
  of stock options......    --        --     --        --     --       --      --
 Amortization of
  unearned
  compensation..........    --        --     --        --     --       --      --
 Distributions declared
  to equity holders.....
 Net loss...............    --        --     --        --     --       --      --
                         ------  --------  -----   -------   ----  -------  ------
December 31, 1997.......    --        --     --        --     --       --      --
 Shares issuable upon
  settlement............    --        --     --        --     --       --      --
 Distributions declared
  to equity holders.....
 Capital contribution...    --        --     --        --     --       --      --
 Issuance of common
  stock.................    --        --     --        --     --       --      --
 Warrants issued in
  connection with loan..    --        --     --        --     --       --      --
 Amortization of
  unearned
  compensation..........    --        --     --        --     --       --      --
 Net loss...............    --        --     --        --     --       --      --
                         ------  --------  -----   -------   ----  -------  ------
December 31, 1998.......    --        --     --        --     --       --      --
 Issuance of common
  stock and options in
  connection with
  litigation
  settlement............    --        --     --        --     --       --      --
 Issuance of Series A,
  Series B and Series C
  Preferred Stock, net
  of offering costs of
  $175 and amounts
  allocated to
  warrants..............  2,827     3,209  1,120     4,557    125   11,149     --
 Capital contribution...    --        --     --        --     --       --      --
 Distribution of
  Cleartel net assets...    --        --     --        --     --       --      --
 Initial public offering
  gross proceeds, net of
  underwriting discounts
  and commissions and
  other IPO fees and
  expenses..............    --        --     --        --     --       --      --
 Accrued dividends on
  preferred shares and
  accretion of
  discount..............    --        246    --        104    --       319     --
 Accretion of Series A
  and Series C Preferred
  Stock warrant and
  issuance costs........    --      8,292    --        --     --     3,851     --
 Conversion of Series A
  and Series B Preferred
  Stock and accrued
  dividend to common
  stock................. (2,827)  (11,747)  (374)   (1,557)   --       --      --
 Redemption of Series B
  Preferred Stock.......    --        --    (746)   (3,104)   --       --      --
 Issuance of common
  stock to third party..    --        --     --        --     --       --      --
 Issuance of put
  warrants..............    --        --     --        --     --       --    1,267
 Unearned compensation
  pursuant to issuance
  of stock options......    --        --     --        --     --       --      --
 Amortization of
  unearned
  compensation..........    --        --     --        --     --       --      --
 Issuance of common
  stock for
  acquisitions..........    --        --     --        --     --       --      --
 Exercise of stock
  options...............    --        --     --        --     --       --      --
 Treasury stock.........    --        --     --        --     --       --      --
 Net loss...............    --        --     --        --     --       --      --
                         ------  --------  -----   -------   ----  -------  ------
December 31, 1999.......    --   $    --     --    $   --     125  $15,319  $1,267
                         ======  ========  =====   =======   ====  =======  ======

                                                                     (Continued)

 The accompanying notes are an integral part of these consolidated statements.

                              CAIS INTERNET, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

              For the Years Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                                Stockholders' (Deficit) Equity
                         -----------------------------------------------------------------------------
                         Common Stock
                         ------------  Additional
                                        Paid-in    Warrants     Deferred   Treasury  Accum.
                         Shares   Par   Capital   Outstanding Compensation  Stock   Deficit    Total
                         ------- ----- ---------- ----------- ------------ -------- --------  --------
December 31, 1996.......   9,648 $  97  $  1,300    $   --      $   --      $ --    $ (4,809) $ (3,412)
 Unearned compensation
  pursuant to issuance
  of stock options......     --    --      4,930        --       (4,930)      --         --        --
 Amortization of
  unearned
  compensation..........     --    --        --         --          616       --         --        616
 Distributions declared
  to equity holders.....     --    --        --         --          --        --         (98)      (98)
 Net loss...............     --    --        --         --          --        --      (3,102)   (3,102)
                         ------- -----  --------    -------     -------     -----   --------  --------
December 31, 1997.......   9,648    97     6,230        --       (4,314)      --      (8,009)   (5,996)
 Shares issuable upon
  settlement............     --    --        250        --          --        --       ----        250
 Distributions declared
  to equity holders.....     --    --        --         --          --        --         (56)      (56)
 Capital contribution...     --    --        317        --          --        --         --        317
 Issuance of common
  stock.................     317     3       997        --          --        --         --      1,000
 Warrants issued in
  connection with loan..     --    --        --       1,226         --        --         --      1,226
 Amortization of
  unearned
  compensation..........     --    --        --         --        1,426       --         --      1,426
 Net loss...............     --    --        --         --          --        --     (12,928)  (12,928)
                         ------- -----  --------    -------     -------     -----   --------  --------
December 31, 1998.......   9,965   100     7,794      1,226      (2,888)      --     (20,993)  (14,761)
 Issuance of common
  stock and options in
  connection with
  litigation
  settlement............      25   --        --         --          --        --         --        --
 Issuance of Series A,
  Series B and Series C
  Preferred Stock, net
  of offering costs of
  $175 and amounts
  allocated to
  warrants..............     --    --        --      12,008         --        --         --     12,008
 Capital contribution...     --    --      1,083        --          --        --         --      1,083
 Distribution of
  Cleartel net assets...     --    --        --         --          --        --         (43)      (43)
 Initial public offering
  gross proceeds, net of
  underwriting discounts
  and commissions and
  other IPO fees and
  expenses..............   6,842    68   118,165        --          --        --         --    118,233
 Accrued dividends on
  preferred shares and
  accretion of
  discount..............     --    --        --         --          --        --        (669)     (669)
 Accretion of Series A
  and Series C Preferred
  Stock warrant and
  issuance costs........     --    --        --         --          --        --     (12,143)  (12,143)
 Conversion of Series A
  and Series B Preferred
  Stock and accrued
  dividend to common
  stock.................   2,909    29    13,275        --          --        --         --     13,304
 Redemption of Series B
  Preferred Stock.......     --    --        --         --          --        --         --        --
 Issuance of common
  stock to third party..      67     1       722        --          --        --         --        723
 Issuance of put
  warrants..............     --    --        --         --          --        --         --        --
 Unearned compensation
  pursuant to issuance
  of stock options......     --    --      4,677        --       (4,677)      --         --        --
 Amortization of
  unearned
  compensation..........     --    --        --         --        4,892       --         --      4,892
 Issuance of common
  stock for
  acquisitions..........   2,615    26    42,461        --          --        --         --     42,487
 Exercise of stock
  options...............     185     2       392        --          --        --         --        394
 Treasury stock.........     --    --        --         --          --       (150)       --       (150)
 Net loss...............     --    --        --         --          --        --     (53,328)  (53,328)
                         ------- -----  --------    -------     -------     -----   --------  --------
December 31, 1999 ......  22,608 $ 226  $188,569    $13,234     $(2,673)    $(150)  $(87,176) $112,030
                         ======= =====  ========    =======     =======     =====   ========  ========

                                                                     (Concluded)

 The accompanying notes are an integral part of these consolidated statements.

                              CAIS INTERNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Cash flows from operating activities:
 Net loss......................................... $(3,102) $(12,928) $(53,328)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Non-cash compensation pursuant to stock
  options.........................................     616     1,426     4,892
 Amortization of debt discount and deferred
  financing costs.................................     --        555       864
 Extraordinary item--early extinguishment of
  debt............................................     --        --        551
 Loss on disposal of fixed assets.................      63       --        --
 Fair value of shares issued to third party for
  services........................................     --        --        723
 Depreciation and amortization....................   1,117     1,270     7,666
 Depreciation and amortization of discontinued
  operations......................................     668       519        58
 Changes in operating assets and liabilities, net
  of effect of acquisitions:
  Accounts receivable, net........................    (104)     (182)   (2,112)
  Prepaid expenses and other current assets.......     (46)     (149)   (2,286)
  Other assets....................................     --        --     (1,211)
  Accounts payable and accrued liabilities........     380     2,986    31,935
  Payable to discontinued operations..............   2,755     1,047    (3,892)
  Unearned revenues...............................     147       116       274
  Shares issuable upon settlement.................     --        250       --
  Other long-term liabilities.....................     --        --        610
  Changes in operating assets and liabilities of
   discontinued operations........................  (1,802)    1,882       (73)
                                                   -------  --------  --------
   Net cash provided by (used in) operating
    activities....................................     692    (3,208)  (15,329)
                                                   -------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment..............    (556)   (1,435)  (72,916)
 Purchases of property and equipment of
  discontinued operations.........................    (551)     (387)      (14)
 Purchases of restricted investments..............     --        --       (160)
 Purchases of short-term investments..............     --        --    (16,501)
 Cash paid for acquisitions, net of cash
  acquired........................................     --        --     (1,394)
 Investment in equity holdings....................     --        --     (2,574)
 Payment of visitor-based and multi-family network
  contract rights.................................     --        --    (11,795)
 Net payments received (advanced) on notes
  receivable......................................     129      (265)     (570)
 Net payments received on related party accounts
  receivable......................................     180       317       --
                                                   -------  --------  --------
   Net cash used in investing activities..........    (798)   (1,770) (105,924)
                                                   -------  --------  --------
Cash flows from financing activities:
 Net (repayments) borrowings under receivables-
  based credit facility of discontinued
  operations......................................    (211)   (1,451)      313
 Borrowings under notes payable...................     --        --      2,680
 Borrowings under Loan............................     --      7,000       --
 Repayments under Loan............................     --        --     (7,000)
 Borrowings under long-term debt..................     600       --        --
 Repayments under long-term debt..................    (367)   (2,000)      --
 Borrowings under notes payable--related parties..     675     1,000     1,000
 Repayments under notes payable--related parties..    (162)     (107)      --
 Principal payments under capital lease
  obligations.....................................    (337)     (173)      (11)
 Payment of loan commitment, debt financing, and
  offering costs..................................     (16)     (345)     (442)
 Net proceeds from issuance of Series A Preferred
  Stock...........................................     --        --     11,365
 Redemption of Series B Preferred Stock...........     --        --     (3,104)
 Net proceeds from issuance of Series C Preferred
  Stock and warrants..............................     --        --     15,000
 Net proceeds from initial public offering........     --        --    118,233
 Proceeds from issuance of common stock...........     --      1,000       394
 Repurchase of common stock.......................     --        --       (150)
                                                   -------  --------  --------
   Net cash provided by financing activities......     182     4,924   138,278
                                                   -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................      76       (54)   17,025
Cash and cash equivalents, beginning of period....      73       149        95
                                                   -------  --------  --------
Cash and cash equivalents, end of period.......... $   149  $     95  $ 17,120
                                                   =======  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                              CAIS INTERNET, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description:

Overview

  CAIS Internet, Inc. (the "Company") is a nationwide provider of broadband Internet access solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas using its patented OverVoice solution and IPORT server software; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, including digital subscriber line ("DSL") services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services.

Organization

  CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc. ("CGX") as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership ("Cleartel"), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS and Cleartel became wholly owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders (see Note 3) and changed its name from CGX Communications, Inc. to CAIS Internet, Inc. The Company's headquarters are in Washington, D.C.

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

Risks and Other Important Factors

  The Company has devoted substantial resources to the buildout of its networks and the expansion of its marketing programs. As a result, the Company has experienced operating losses and negative cash flows. These operating losses and negative cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company will become profitable or generate positive cash flows.

  As of December 31, 1999, the Company had cash and cash equivalents, and short-term investments of approximately $33.6 million. In February 2000, the Company issued $73.9 million of convertible preferred stock pursuant to a December 1999 stock purchase agreement for net proceeds of approximately $67.7 million (see Note 10). In May 2000, the Company expects to issue an additional $26.1 million of convertible preferred stock pursuant to the same stock purchase agreement for net proceeds of $25.0 million, upon receiving stockholder approval for such issuances. The Company expects that it will seek additional financing to meet its planned capital expenditures over the next year. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and research and development activities.

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition and rapid technological change. The Company's future plans are substantially dependent on the

                              CAIS INTERNET, INC.

successful roll-out of its visitor-based and multi-family networks. Net revenues generated from visitor-based and multi-family networks were approximately $3,417,000 for the year ended December 31, 1999. There can be no assurance that the Company will be successful in its roll-out of services nor can there be any assurance that the Company will be successful in defending its related patent rights. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company.

2.  Summary of Significant Accounting Policies:

Consolidated Financial Statements

  The consolidated statements include the results of the Company and its wholly-owned subsidiaries. These results include CAIS, Inc. for all periods presented, and CAIS Software Solutions ("CAISSoft") formerly known as Atcom, Inc. ("Atcom") and Business Anywhere USA, Inc. ("Business Anywhere") for the period from their respective acquisition dates in September, 1999 through December 31, 1999. All significant inter-company transactions and accounts have been eliminated.

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

Revenue Recognition

  The Company records revenues for all services when the services are provided to customers. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue when earned. Upfront charges in connection with service contracts are recognized ratably over the contract period. Customer contracts for Internet access and web hosting services are typically for periods ranging from one month to three years. Internet access services typically require the customer to purchase equipment and pay for the related installation fees. Revenues from equipment sales are recorded when delivery of the related equipment is accepted by the customer. Dial-up access customers typically subscribe to service on a monthly or annual basis.

Cost of revenues

  Cost of revenues include recurring expenses for the long haul bandwidth lease and local interconnection charges from national and local fiber providers. It also includes wholesale DSL resale charges, equipment costs and amortization of DSL install and equipment charges incurred in connection with term contracts.

Research and Development costs

  Research and development costs include internal research and development activities and external product development agreements. Research and development costs are expensed as incurred, and were approximately $221,000, $223,000 and $1,593,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                              CAIS INTERNET, INC.

Non-cash compensation

  The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. The Company has recognized non-cash compensation expense on certain stock options granted to management (see Note 10).

Fair Value of Financial Instruments

  The carrying amounts for current assets and liabilities, other than the current portion of notes payable to related parties, approximate their fair value due to their short maturities. The fair value of notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms (see Note 9). However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be substantially different than the currently stated rates and terms.

Cash and Cash Equivalents and Short-Term Investments

  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market accounts that are available on demand. Short-term investments consist of investment-grade commercial paper with original maturities greater than 90 days. The carrying amounts of cash and cash equivalents and short-term investments in the accompanying consolidated balance sheets approximates fair value.

Long-lived assets

  Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. The Company believes that no such impairment existed as of December 31, 1998 and 1999.

  The Company's estimates of anticipated net revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or intense competition. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

Property and Equipment

  Property and equipment is stated at historical cost net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years, or for leasehold improvements, the life of the lease, if shorter. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accompanying consolidated balance sheets, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations.

Income Taxes

  Until the Company's reorganization in October 1998, the federal income tax obligations of CAIS and Cleartel were passed through to their respective subchapter S shareholders and partners. Cleartel was subject to state unincorporated business franchise taxes on any profits in the District of Columbia.

                              CAIS INTERNET, INC.

  The Company accounts for federal, state and local income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Net Loss Per Share

  SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

  Options to purchase approximately 2,034,000, 2,946,000 and 5,736,000 shares of common stock in 1997, 1998 and 1999, respectively and warrants to purchase approximately 390,000 and 1,715,000 shares of common stock in 1998 and 1999, respectively, were excluded from the computation of diluted loss per share. Additionally, Series C preferred shares equivalent conversion to 1,250,000 shares of common stock as of December 31, 1999 were excluded from the computation of diluted loss per share in 1999. The options, warrants and preferred shares have been excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect on loss per share.

Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the years ended December 31, 1997, 1998 and 1999.

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

Excess of Cost over Net Assets Acquired (Goodwill)

  Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Capital Area Internet Service, Inc. ("Capital Area") in May 1996, and of Atcom and Business Anywhere in September

                              CAIS INTERNET, INC.

1999. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and intangibles was approximately $821,000 for both of the years ended December 31, 1997 and 1998, and $5,133,000 for the year ended December 31, 1999. Goodwill with respect to the Capital Area acquisition was fully amortized in May 1999.

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. For trade accounts receivable, the risk is limited due to the large number of customers, the dispersion of those customers across many industries and geographic regions, and the ability to terminate access on delinquent accounts.

Visitor-based and Multi-family Network Contract Rights

  The Company made up-front contract payments to certain contract partners in connection with entering into long-term master agreements for visitor-based and multi-family networks in 1999. These contracts give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net total balance of these contract rights was approximately $11,153,000 as of December 31, 1999 and is included in intangible assets in the accompanying consolidated balance sheets. The contract rights are amortized over the term of the agreements, ranging from five to seven years. Amortization expense for the year ended December 31, 1999 was approximately $642,000.

Supplemental Cash Flow Information

  The following represents supplemental cash flow information for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                Years Ended
                                                                December 31,
                                                              ----------------
                                                              1997 1998  1999
                                                              ---- ---- ------
   Cash paid for interest expense of continuing operations... $246 $412 $1,221
                                                              ==== ==== ======
   Cash paid for interest expense of discontinued
    operations............................................... $870 $791 $   31
                                                              ==== ==== ======
   Equipment acquired under capital leases of continuing
    operations............................................... $--  $--  $  312
                                                              ==== ==== ======
   Equipment acquired under capital leases of discontinued
    operations............................................... $--  $228 $  --
                                                              ==== ==== ======

                              CAIS INTERNET, INC.

3. Spin-off/Discontinued Operations:

  On February 12, 1999, the Company completed a spin-off of Cleartel, its operator and long-distance services subsidiary, pursuant to which ownership of Cleartel was transferred to the Company's stockholders. The Company distributed all of the shares of common stock to its stockholders on a pro rata basis, and the holders of options to acquire the Company's stock and warrants were granted stapled rights to acquire shares in Cleartel. For financial reporting purposes, the Company has presented the results of operations for Cleartel as discontinued operations. A summary of the statement of the assets and liabilities of discontinued operations are as follows (in thousands):

                                                              Date of Spin-Off
                                            December 31, 1998 February 12, 1999
                                            ----------------- -----------------
                                                                 (Unaudited)
Balance Sheets
Cash.......................................      $    21           $    1
Accounts receivable, net of allowance for
 doubtful accounts of $1,450 and $1,395,
 respectively..............................        2,224            2,129
Notes receivable, current..................          530              437
Advances receivable from CAIS..............        5,342            4,941
Prepaid expenses and other assets..........           53               59
                                                 -------           ------
  Total current assets.....................        8,170            7,567
Property and equipment, net of accumulated
 depreciation of $3,142 and $3,201,
 respectively..............................        1,305            1,260
Notes receivable, net of current portion...          607              632
Other noncurrent assets....................           24               27
                                                 -------           ------
  Total assets.............................      $10,106           $9,486
                                                 =======           ======
Accounts payable and accrued liabilities...      $ 5,410           $4,827
Borrowings under receivable-based
 financing.................................        2,714            3,027
Current portion of capital leases..........           81               77
                                                 -------           ------
  Total current liabilities................        8,205            7,931
Notes payable to related party.............        2,100            1,450
Accrued interest to related party..........          411              --
Capital leases, net of current portion.....           69               62
Other liabilities..........................           21              --
                                                 -------           ------
  Total liabilities........................       10,806            9,443
                                                 -------           ------
Owners' (deficit) equity...................         (700)              43
                                                 -------           ------
  Total liabilities and owners' (deficit)
   equity..................................      $10,106           $9,486
                                                 =======           ======
Statement of Changes in Owners' (Deficit)
 Equity
Beginning owners' deficit, December 31,
 1998......................................                        $ (700)
Conversion of related party debt to
 equity....................................                         1,083
Net loss...................................                          (340)
                                                                   ------
Ending owners' equity, February 12, 1999...                        $   43
                                                                   ======

                              CAIS INTERNET, INC.

  A summary of results for the discontinued operations are as follows (in thousands):

                                                   Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998     1999
                                                   --------  --------  --------
   Statements of Operations:
   Net revenues................................... $ 33,959  $ 27,424  $ 2,340
   Operating expenses:
     Cost of revenues.............................   19,319    17,880    1,748
     Selling, general, and administrative.........   11,158     8,996      796
     Depreciation and amortization................      668       519       58
                                                   --------  --------  -------
       Total operating expenses...................   31,145    27,395    2,602
                                                   --------  --------  -------
   Income (loss) from operations..................    2,814        29     (262)
   Interest expense, net..........................      783       734       78
                                                   --------  --------  -------
   Income (loss) before taxes.....................    2,031      (705)    (340)
   (Provision) benefit for state taxes............     (108)       34      --
                                                   --------  --------  -------
   Net income (loss).............................. $  1,923  $   (671) $  (340)
                                                   ========  ========  =======

  The results above for the year ended December 31, 1999 reflect the operations of Cleartel through February 12, 1999, the effective date of the spin-off.

  Income (loss) related to discontinued operations reflect those revenues and expenses directly incurred by Cleartel and allocations of shared corporate costs based primarily on methodologies established by management between the Company and Cleartel to reflect the cost sharing agreement between both companies.

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

  During the years ended December 31, 1997, 1998 and 1999, the Company and Cleartel shared certain support services such as bookkeeping, information systems, and advertising and marketing support. After the spin-off of Cleartel in February 1999, the Company provided these services at cost plus a fixed percentage until Cleartel replaced those services with its own services in 1999. Amounts charged for services are included as an offset to the respective operating expenses in the accompanying statements of operations. A summary of these transactions is as follows (in thousands, unaudited):

                                                    Years Ended December 31,
                                                   --------------------------
                                                     1997     1998     1999
                                                   -------- -------- --------
   Bookkeeping, MIS, advertising, and marketing
    support....................................... $    302 $    227 $    141
   Office lease................................... $    161 $    164 $     40

4. Acquisitions

  In September 1999, the Company acquired the outstanding shares of Atcom (which it renamed CAIS Software Solutions) for a purchase price of approximately $42,565,000 including direct aquisition costs of $1,578,000. The Company issued approximately 2,493,000 shares of common stock valued at $12.38 per share, and options to acquire approximately 842,000 shares of common stock valued at approximately $10,131,000 based on the Black-Scholes valuation model. The acquisition was accounted for under the purchase method of

                              CAIS INTERNET, INC.

accounting for business combinations, and accordingly, the operating results of CAIS Software Solutions have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated as follows: tangible assets, principally cash, accounts receivable and property and equipment of approximately $3,163,000; assumed liabilities of approximately $2,481,000; and intangible assets including intellectual property of approximately $6,344,000, management resources of approximately $4,493,000, contracts of approximately $7,036,000 and goodwill of approximately $24,010,000. The intangible assets including goodwill are being amortized over three years.

  In September 1999, the Company acquired Business Anywhere for a purchase price of approximately $200,000 in cash and $1,500,000 in the Company's common stock. The Company issued approximately 122,000 shares of common stock valued at $12.33 per share. The Company will issue $1,000,000 in additional common stock at each of the first and second annual anniversaries of the transaction based upon the fair market value of the stock at that time, provided Business Anywhere meets certain revenue targets. The Company also incurred approximately $94,000 for direct acquisition costs. The acquisition was accounted for under the purchase method of accounting for business combinations, and accordingly, the operating results of Business Anywhere have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated as follows: tangible assets, principally cash, accounts receivable and property and equipment of approximately $658,000; assumed liabilities of approximately $687,000; and intangible assets including contracts of approximately $1,762,000 and goodwill of approximately $61,000. The intangible assets including goodwill are being amortized over three years.

  The following pro forma results give effect to the foregoing acquisitions as if such transactions had been consummated on January 1 of each of the periods presented (in thousands, except per share amounts):

                                                              1998      1999
                                                            --------  --------
   Net revenues............................................ $  7,479  $ 12,578
   Net loss................................................ $(30,173) $(66,094)
   Basic and diluted loss per share........................ $  (2.42) $  (3.53)

5. Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
   Accounts payable............................................. $3,412 $34,058
   Accrued salaries and vacation................................    186   2,487
   Accrued legal settlement.....................................    500     --
   Accrued equipment financing fees.............................    --    1,014
   Accrued Qwest Indefeasible Right of Use......................    --   14,521
   Other........................................................    298   1,699
                                                                 ------ -------
                                                                 $4,396 $53,779
                                                                 ====== =======

                              CAIS INTERNET, INC.

6. Property and Equipment:

  Property and equipment consists of the following (in thousands):

                                                               December 31,
                                                              ---------------
                                                               1998    1999
                                                              ------  -------
   Internet backbone equipment............................... $1,287  $14,841
   Hospitality and multi-family equipment and installation
    costs....................................................    802   25,138
   Computer hardware and software............................    384    5,338
   Office furniture and fixtures.............................    747    1,877
   Leasehold improvements....................................    207    1,666
   Qwest Indefeasible Right of Use...........................    --    44,042
                                                              ------  -------
                                                               3,427   92,902
   Less: Accumulated depreciation and amortization...........   (789)  (2,426)
                                                              ------  -------
                                                              $2,638  $90,476
                                                              ======  =======

7. Financing and Debt:

Extinguishment of Debt

  In September 1998, the Company entered into a $7 million loan facility (the "Loan") with an investment banking firm. In connection with the Loan, the Company issued the investment banking firm warrants to acquire 3 percent of the fully diluted outstanding shares of common stock of the Company or 390,000 shares at September 4, 1998. The warrants have an exercise price of $0.01 per share and expire on the tenth anniversary after issuance, or September 4, 2008. The warrants fully vested upon closing of the Loan and include certain anti-dilution provisions. The fair value of the warrants, totaling approximately $1,226,000, or $3.14 per share, is classified as a component of additional paid-in capital as of December 31, 1998. The warrants were valued using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.55 percent, no dividend yield, expected life of 10 years and expected volatility of 70 percent.

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

Equipment Financing

  The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of December 31, 1999, the Company had borrowed approximately $2.7 million under this credit facility. Borrowings outstanding as of December 31, 1999 incur interest expense at rates ranging from 10.3 to 10.9 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios. In addition, on April 1, 1999, the Company and Nortel Networks entered into an agreement to purchase $10 million of Nortel equipment by April 1, 2000. The Company will be subject to a reduction in its purchase discount percentages after that date if its annual purchases do not exceed $10 million for the year ended April 1, 2001 and $9.9 million for the year ended April 1, 2002. The remaining commitment as of December 31, 1999 was $5.3 million for the initial April 1, 2000 deadline.

                              CAIS INTERNET, INC.

  The Company and Cisco Systems Capital Corporation entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco will have a second priority lien. As of December 31, 1999, the Company had not borrowed under this credit facility. The Company obtained a waiver from Cisco for financial covenant violations as of December 31, 1999. Subsequent to year-end, the Company and Cisco amended the financial covenants of this agreement for the remainder of the term of this facility.

  Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company accrued debt financing costs of approximately $1.3 million as of December 31, 1999 in connection with completing the Nortel and Cisco lines of credit. The deferred debt financing costs are being amortized over the terms of the equipment financing agreements and are included in interest expense. The amortization was approximately $95,000 for the year ended December 31, 1999.

8. Bank Loan and Interest Rate Swap:

  In connection with the acquisition of Capital Area on May 10, 1996, the Company obtained a $2,000,000 loan from a bank (the "Bank Loan"). Interest on the Bank Loan accrued at a rate of prime plus one and one-half percent (9.75 percent at that date), with payments on a five-year amortization schedule and a maturity date of May 10, 1999. The Bank Loan was guaranteed by one of the principal stockholders of the Company and was secured by investments from another principal stockholder of the Company.

  On October 17, 1996, CAIS entered into an interest rate swap transaction with the bank, and refinanced the remaining principal balance of approximately $1,833,000 at that time into a new promissory note. Interest on the refinanced note was based on the LIBOR rate, plus 2 percent. The bank also entered into a hedging transaction to control fluctuation in the LIBOR rate, which had the effect of converting the variable interest rate on the Bank Loan into a fixed rate of 8.65 percent as of December 31, 1996.

  On December 5, 1997, CAIS again refinanced the Bank Loan to increase the principal balance outstanding at that time of $1,400,000 to the original $2,000,000, thus netting CAIS $600,000 in cash proceeds. In addition, the maturity date of the refinanced Bank Loan and the swap agreement was extended to December 10, 2000.

  On September 4, 1998, the entire Bank Loan principal and interest and interest rate swap totaling $1,782,000 was paid off with proceeds from the Loan (see Note 7). The amount of interest expense incurred related to the Bank Loan was $137,000 and $151,000 for the years ended December 31, 1997 and 1998, respectively.

9. Transactions with Related Parties:

Notes Payable to Related Parties

  Notes payable to related parties of $1,515,000 and $1,983,000 as of December 31, 1997 and 1998, respectively, consist of notes payable to stockholders with interest accruing at annual rates of 10 to 13 percent. In February 1999, related party notes totaling $4,433,000, including the $1,983,000 outstanding as of December 31, 1998, the $1,450,000 assumed from Cleartel, and the $1,000,000 borrowed in 1999, were converted into Series B Cumulative Mandatory Redeemable Convertible Preferred Stock (see Note 10).

                              CAIS INTERNET, INC.

  Interest expense of approximately $131,000, $128,000 and $14,000 was incurred during the years ended December 31, 1997, 1998 and 1999, respectively, related to related party loans.

  In January 1999, a principal stockholder lent $1,000,000 to the Company under a note which accrued interest quarterly at 10 percent with principal due on the earlier of thirty days after the closing date of the IPO or March 31, 2000. As described above, the note was converted into Series A cumulative mandatory redeemable convertible preferred stock in February 1999.

Related Party Leases

  During the years ended December 31, 1997 and 1998 and the first two months of 1999, the Company leased a building in Washington D.C. for their corporate headquarters from a stockholder. Rent expense of $180,000 was incurred for this lease for each of the years ended December 31, 1997 and 1998, and $23,000 for the year ended December 31, 1999.

Receivable from Officers

  In June 1999, the Company advanced a $400,000 unsecured loan to one of its executives. The loan bears interest at a rate of 7 percent per annum, with the interest payable quarterly, and the principal amount due three years from the date of the loan. In December 1999, the Company advanced a $50,000 unsecured loan to one of its executives. The loan bears interest at a rate of 7 percent per annum, with the interest payable quarterly, and the principal amount due three years from the date of the loan.

Treasury Stock

  The Company purchased approximately 13,000 shares of its common stock at fair market value from a former shareholder of Atcom and current officer of the Company. The shares are currently being held by the Company.

10. Stockholders' (Deficit) Equity:

Common Stock

  On April 22, 1998, an individual invested $1,000,000 in the Company in exchange for approximately 317,000 shares of common stock. Since the Company had not yet been reorganized, the investor received a 2.439 percent equity interest in CAIS and Cleartel, subject to any future corporate restructurings.

  In February 1999, the Company increased its authorized common stock from 25,000,000 to 100,000,000 shares of common stock.

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

                              CAIS INTERNET, INC.

Convertible Preferred Stock and Warrants

  In February 1999, the Company authorized the issuance of up to 25,000,000 shares of preferred stock, par value $0.01 per share. Of these authorized shares, 2,827,168 shares have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Shares") and 1,119,679 shares have been designated as Series B Cumulative Mandatory Redeemable Convertible Preferred Stock, par value $0.01 per share (the "Series B Shares").

  In February 1999, after the Spin-off, the Company issued 2,827,168 Series A Shares to an entity controlled by a director of the Company and to a related party to the investment banking firm that provided the Loan to the Company for total gross proceeds of $11,500,000, of which $1,500,000 was used to pay amounts due to Cleartel. The shares automatically converted into common stock upon the IPO. The Series A Shares were entitled to a liquidation preference equal to $11,500,000, plus a return of 8 percent per annum thereon, and all accrued but unpaid dividends thereon. The Company also issued to the purchasers of the Series A Shares, warrants to purchase a number of shares of common stock equal to 3.0% of the total number of shares outstanding on a fully diluted basis at the close of the IPO. The warrants have an exercise price of $19.00 per share of common stock at the IPO, and vested upon the IPO. The warrants expire in May 2004. The warrants were valued at $8,157,000 using the Black-Scholes option pricing model.

  In February 1999, after the Spin-off, the Company issued 1,119,679 Series B Shares to stockholders of the Company, in exchange for indebtedness, including accrued interest, totaling $4,557,000 payable by the Company to the stockholders. Upon consummation of the IPO, the Company redeemed for cash $3,000,000 of the face amount of the Series B Shares, plus accrued dividends of $104,000, and converted the remaining Series B shares into 81,946 shares of common stock.

  On April 23, 1999, in connection with an amendment to the Company's master agreement with a hotel customer (the "Customer") to provide the Company with exclusive rights and to extend the contract term, the Company issued warrants to the Customer to purchase 66,667 shares of common stock at an exercise price of $0.01 per share, as an additional contribution by the Company in support of the Customer's marketing of the Company's services. The warrants have been valued at their estimated fair value of $19.00 per share (or approximately $1,267,000 in the aggregate) based upon a Black-Scholes valuation model. The fair value of the warrants has been recorded as an intangible asset and is being amortized over the expected benefit life of the five year contract term. In connection with the warrants, the Customer received certain demand and incidental registration rights. The warrants expire on April 23, 2004. The Customer has a put option to sell all of the warrants (or shares of the Company issued pursuant to the exercise of the warrants) back to the Company at $19.00 per share. The put option expires ninety days following the earlier of: (1) the effective date of the first registration statement that includes any warrant shares for resale and (2) the date on which the Customer may sell all of the warrant shares within a three-month period pursuant to the 1933 Securities Act Rule 144. Due to the existence of the put rights, the value ascribed to the warrants will not be included within stockholders' equity until the put option expires.

  In September 1999, the Company issued 125,000 shares of Series C Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share to Qwest Communications Corporation ("Qwest") for total gross proceeds of $15,000,000. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled: (i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of Common Stock into which all of the shares of Series C Preferred Stock held by such holder are

                              CAIS INTERNET, INC.

convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by September 2001; and (ii) the remaining shares of the Series C Preferred Stock by September 2002.

  Approximately $3.9 million of the proceeds received were allocated to the value of the warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share. The warrants have been valued at their estimated fair value of $7.70 per share based on the Black-Scholes valuation model. The warrants expire on October 28, 2002.

  As the Series C Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements.

  On December 20, 1999, the Company entered into a Preferred Stock Purchase Agreement ("Purchase Agreement") between CII Ventures LLC, an affiliate of the private investment firm Kohlberg Kravis Roberts & Co. (KKR). Under the Purchase Agreement, KKR, through its affiliate, will make a strategic investment of up to $200 million in the Company. Under a), CII Ventures will purchase $100 million of the Company's Series D convertible participating preferred stock ("Series D Shares"). The Series D Shares will be convertible into common stock of the Company, with an initial conversion price of $16.50 per share, subject to adjustment. The Purchase Agreement also includes a one-year option for CII Ventures to purchase up to an additional $100 million of Series E convertible participating preferred stock ("Series E Shares"). The Series E Shares are convertible into the Company's common stock, with a conversion price of $20.00 per share, subject to adjustment. The holders of the Series D and Series E Shares will be entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly.

  Under the executed Stockholders Agreement, KKR has certain rights to board representation, stock registration and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

Executive Stock Options

  During 1997, the Company issued stock options to two members of executive management as part of their four-year employment contracts. Since the Company had not yet been reorganized at the time of the grants, the executives received options to purchase equal interests in CAIS, Inc. and Cleartel. In February 1997, one of the members of executive management received options to acquire approximately 301,000 shares of common stock at an exercise price of $1.19 per share. One-third of these options vested at May 20, 1999 on the date of the IPO, while the remaining two-thirds vest at the end of year four of the employment contract. In September 1997, another member of executive management received options to acquire approximately 1,733,000 shares of common stock at an exercise price of $0.97 per share. Approximately 97,000 options fully vested on April 1, 1999. Of the remaining 1,636,000 options, 75 percent vested at May 20, 1999 on the date of the IPO, while the remaining 25 percent vest at the end of employment year four.

  As a result of these grants and several other executive management grants, the Company recorded deferred compensation of approximately $9,607,000 to be amortized over the vesting period relating to these options. The amount of deferred compensation was based upon the difference between the estimated fair market value of the Company at the date of the grants and the applicable exercise prices. Accordingly, the Company amortized $616,000, $1,426,000 and $4,892,000 for the years ended December 31, 1997, 1998, and 1999, respectively, in the consolidated statements of operations.

                              CAIS INTERNET, INC.

Employee Stock Option Plan

  On March 24, 1998, the Company's stockholders approved the 1998 Equity Incentive Plan (the "Stock Option Plan"). In February 1999, the Stock Option Plan was amended and currently provides for the grant of both incentive and nonstatutory stock options to eligible employees and consultants of the Company. The Stock Option Plan initially reserved 1,500,000 shares of common stock for issuance; in November 1999, the number of reserved shares was increased to 5,000,000. Options granted under the Stock Option Plan must have an exercise price of no less than fair market value of the Company's common stock at the date of grant and expire ten years after grant date. As of December 31, 1998 and 1999, approximately 912,000 and 2,689,000 shares, respectively, were outstanding under the Stock Option Plan. The stock options outstanding under the Stock Option Plan generally vest over three to four year periods.

  A summary of the Company's aggregate stock option activity and related information under the Stock Option Plan and the Executive Stock Options is as follows (in thousands, except per share prices):

                            Year Ended         Year Ended       Year Ended
                           December 31,      December 31,      December 31,
                               1997              1998              1999
                         ----------------- ----------------- -----------------
                                 Weighted-         Weighted-         Weighted-
                                  Average           Average           Average
                                 Exercise          Exercise          Exercise
                         Options   Price   Options   Price   Options   Price
                         ------- --------- ------- --------- ------- ---------
Options outstanding at
 beginning of period....  2,034    $1.00    2,034    $1.00    2,946    $1.00
Granted.................    --       --       960     3.13    3,200     8.24
Exercised...............    --       --       --       --       185     2.17
Forfeited...............    --       --        48     3.07      225     3.40
                          -----    -----    -----    -----    -----    -----
Options outstanding at
 end of period..........  2,034    $1.00    2,946    $1.66    5,736    $5.35
                          =====    =====    =====    =====    =====    =====
Options exercisable at
 end of period..........    --     $ --       --     $ --     2,397    $1.65
                          =====    =====    =====    =====    =====    =====

                              CAIS INTERNET, INC.

  Exercise prices for options outstanding under the Stock Option Plan and for the Executive Stock Options as of December 31, 1999 are as follows:

                          Number of Options         Weighted-            Weighted-
                             Outstanding        Average Remaining     Average Exercise
Range of Exercise Prices   (in thousands)   Contractual Life in Years      Price
------------------------  ----------------- ------------------------- ----------------
$0.36--$0.91............          490                 7.19                 $0.68
$0.97--$0.97............        1,733                 7.69                  0.97
$0.99--$1.69............          529                 8.17                  1.40
$3.07--$3.07............          653                 8.29                  3.07
$4.31--$4.31............          623                 9.15                  4.31
$11.50--$12.19..........          825                 9.53                 11.95
$13.06--$13.50..........          280                 9.85                 13.42
$13.87--$13.88..........           45                 9.91                 13.88
$14.19--$14.19..........          110                 9.68                 14.19
$16.50--$16.50..........          448                 9.96                 16.50
                                -----                 ----                 -----
$0.36--$16.50...........        5,736                 8.52                 $5.35
                                =====                 ====                 =====

  The Company has elected to account for stock and stock rights in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

  Had compensation cost for the Company's employee stock options been determined based on fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net loss from continuing operations and loss per share from continuing operations would have been (in thousands, except per share data):

                                                   1997      1998      1999
                                                  -------  --------  ---------
   Loss from continuing operations pro forma..... $(5,298) $(12,814) $(54,439)
   Basic and diluted loss per share from
    continuing operations pro forma.............. $ (0.55) $  (1.30) $  (3.21)

  The fair value of options granted in the years ended December 31, 1997, 1998 and 1999 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.68, 4.55 and 5.59, percent, respectively, no dividend yield, weighted-average expected lives of the options ranging from 3 to 4 years, and expected volatility of 70 percent for 1997 and 1998 grants, and 88 percent for 1999 grants.

  The weighted-average fair value of options granted during the year ended December 31, 1997, 1998 and 1999 was $2.64, $1.75 and $3.69, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the estimated service period. The options granted in 1997 were granted below fair market value, while options granted in 1998 and most of those granted in 1999 were granted at fair market value.

11. Income Taxes:

  Until the Company's Reorganization in October 1998, all earnings and losses were passed through to the individual equity holders. At December 31, 1999, the Company had net operating loss carryforwards of approximately $41,267,000 for income tax purposes that expire through 2019. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of changes in ownership pursuant to Section 382 of the Internal Revenue Code.

                              CAIS INTERNET, INC.

  Significant components of the Company's net deferred tax asset as of December 31, 1998 and 1999 are as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
Deferred tax assets:
Net operating loss carryforwards............................... $1,582  $16,507
Unearned stock compensation....................................    817    2,774
Allowance for doubtful accounts................................    635      106
Book over tax goodwill.........................................    190      702
Accrued vacation...............................................     56      178
Other deferred tax assets......................................    154       54
                                                                ------  -------
  Total deferred tax assets....................................  3,434   20,321
Deferred tax liabilities:
Basis differences attributable to purchase accounting              --   (11,628)
Tax over book depreciation.....................................    (84)    (975)
                                                                ------  -------
Net deferred tax asset.........................................  3,350    7,718
Valuation allowance for net deferred tax assets................ (3,350)  (7,718)
                                                                ------  -------
                                                                $  --   $   --
                                                                ======  =======

  The Company has determined that the net deferred tax assets as of December 31, 1998 and 1999 do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

12. Commitments and Contingencies:

Leases

  The Company leases office space under noncancellable operating leases, one of which was from a related party (see Note 9). The Company entered into a new lease in 1999 for office space for its corporate headquarters. The lease term commenced in February 1999 for a period of ten years. The initial base annual rent is approximately $861,000 per year with annual rent escalations of 2 percent each year thereafter. The Company recognizes rental expense on a straight-line basis over the lease term based on the total lease commitment, including escalations. Other long-term liabilities as of December 31, 1999 primarily reflect the value of leasehold improvements in the Washington, DC location paid for by the landlord.

  The new building is approximately 45% owned by one of the principal stockholders of the Company and his wife. The Company believes that the terms of the lease, including the rental rate, are at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

  In October 1999, the Company entered into a ten year lease for 14,500 square feet in Arlington, Virginia for its sales and customer support staff. This lease was amended to 52,000 square feet in early 2000.

  The Company's subsidiaries, CAISSoft and Business Anywhere, which were acquired in September 1999, are currently leasing office space to house their operations. CAISSoft leases approximately 24,000 square feet of office space in San Diego, California, while Business Anywhere leases approximately 5,000 square feet in Irvine, California.

                              CAIS INTERNET, INC.

  Total rental expense for operating leases, including related party rent, was approximately $300,000, $329,000 and $1,434,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Minimum future lease payments at December 31, 1999 are as follows (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
   2000...............................................................  $ 3,387
   2001...............................................................    3,689
   2002...............................................................    3,500
   2003...............................................................    3,196
   2004 and thereafter................................................   15,089
                                                                        -------
                                                                        $28,861
                                                                        =======

Capital Lease

  The Company leases certain office equipment under a noncancelable capital lease entered into during 1999. Equipment capitalized under the lease as of December 31, 1999 was approximately $500,000. Future minimum payments for the capital lease as of December 31, 1999 were approximately $324,000 for the year ending December 31, 2000, including interest of approximately $12,000.

License and Royalty Agreement

  In November 1996, the Company and the corporate inventor of OverVoice (the "Corporate Inventor") entered into a license agreement that provided the Company with an option to acquire an exclusive license to use, make, sub-license or sell the OverVoice technology, subject only to certain geographical and pre-existing contract limitations described in the license agreement. The Company paid $50,000 for this option and an additional $50,000 when it exercised its option to acquire the license in April 1997. Unless the Company terminates the license agreement, it will remain in effect until the lapse of the last patent existing at the time of the agreement or any additional patents filed during the term. Following the exercise of the option, the Company agreed to expend up to $200,000 for research and development efforts to design and build a system that incorporated the patented technology, and to hire the individual inventor of OverVoice ("Individual Inventor") for a two year consulting contract.

  The license agreement calls for royalties to be paid to the Corporate Inventor equal to a variable percentage of net revenues, depending both upon the specific type of service provided and the total annual revenue from all services. The royalty percentage for services in which the Company is an active participant either by selling proprietary equipment or by selling Internet services ranges up to 5.5%. In cases where the Company is an inactive participant and merely sub-licenses its rights, the Corporate Inventor receives a royalty percentage that ranges from 40-70%. Management plans to remain an active participant in all or substantially all OverVoice activities at this time.

  The Company had minimum annual royalty obligations to the Corporate Inventor of $150,000 for 1999 and increasing to a maximum of $250,000 per year during the term of the agreement, unless the license agreement is terminated at the Company's option.

  In August 1997, the Corporate Inventor and the Company signed an amendment that states that the Company would advance funds for approved expenses related to patent applications. As of December 31, 1997, 1998 and 1999, respectively, the Company has recorded notes receivables for patent fund advances totaling $38,000, $82,000 and $120,000, respectively. These notes receivable balances have been partially reserved in the accompanying consolidated balance sheets, due to the minimum royalty obligations.

                              CAIS INTERNET, INC.

  In a January 1999 amendment, the Company and the Corporate Inventor agreed to transfer 50% of the patent ownership to the Company.

Litigation

  The Company and the Corporate Inventor were named as defendants in a federal civil action filed in the Eastern District of New York in September 1998. The plaintiff alleged patent infringement, unfair competition, breach of contract and related claims. On January 24, 1999, the parties in this litigation signed a Settlement Agreement (the "Settlement"). Under the terms of the Settlement, the Company agreed to pay the plaintiff $500,000 as follows: $250,000 upon dismissal of this action, $150,000 on or before July 1, 1999, and $100,000 on or before July 1, 2000. The Company also issued the plaintiff 25,000 shares of common stock. In exchange, the plaintiff also agreed to modify their exclusive license agreement with the Corporate Inventor to a nonexclusive agreement. As a result, the Company now has the right to install the OverVoice technology in single family residences and food establishments. Along with the cash settlement, the Company expensed the fair value of the 25,000 shares of common stock issued in the accompanying statement of operations for the year ended December 31, 1998.

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

Network Capacity

  The Company and Qwest entered into a twenty-year Indefeasible Right of Use ("IRU") agreement, dated as of September 28, 1999. The Company purchased approximately $44 million of capacity on Qwest's fiber network, of which approximately $14.5 million is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 1999. The Qwest capacity will support the delivery of the Company's network services to 38 metropolitan areas across the United States. The Company also committed to purchase $10 million of Qwest's communications services over five years. The IRU agreement terminated the Company's $100 million commitment in the parties' June 1998 Memorandum of Understanding.

13. Segment Reporting:

  The Company has two reportable segments: visitor-based and multi-family networks ("Networks") and Internet Services (see Note 1). Networks includes operations related to the Company's provision of broadband Internet services to hospitality and multi-family properties and also the Company's wholly-owned subsidiaries, CAIS Software Solutions and Business Anywhere. Internet Services includes the operations related to the Company's provision of its DSL services, web hosting, dial up and traditional Internet connectivity solutions. The accounting principles of the segments are the same as those applied in the consolidated condensed financial statements. Since Networks is a new segment, its revenues and costs are being reported on an incremental basis without any allocations of corporate overhead. Interest is allocated based upon the respective percentage of losses before interest of the two segments. The evaluation of the Networks segment's performance is based on the accumulation of revenues and specific costs identified to Networks operations.

                              CAIS INTERNET, INC.

  The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands):

                                                 Year Ended December 31, 1997
                                                --------------------------------
                                                Internet
                                                Services  Networks  Consolidated
                                                --------  --------  ------------
Revenues....................................... $  4,556  $    --     $  4,556
Depreciation and amortization..................    1,117       --        1,117
Interest income (expense), net.................     (244)      (44)       (288)
Segment losses.................................   (4,247)     (778)     (5,025)
Segment assets.................................    1,615       --        1,615
Expenditures for segment assets................      556       --          556
                                                 Year Ended December 31, 1998
                                                --------------------------------
                                                Internet
                                                Services  Networks  Consolidated
                                                --------  --------  ------------
Revenues....................................... $  5,278  $     37    $  5,315
Depreciation and amortization..................    1,263         7       1,270
Interest income (expense), net.................     (778)     (323)     (1,101)
Segment losses.................................   (8,667)   (3,590)    (12,257)
Segment assets.................................    2,404       882       3,286
Expenditures for segment assets................    1,537     1,272       2,809
                                                 Year Ended December 31, 1999
                                                --------------------------------
                                                Internet
                                                Services  Networks  Consolidated
                                                --------  --------  ------------
Revenues....................................... $  7,367  $  3,417    $ 10,784
Depreciation and amortization..................    1,463     6,203       7,666
Interest income (expense), net.................      688       347       1,035
Segment losses.................................  (34,844)  (17,593)    (52,437)
Segment assets.................................   66,208    79,788     145,996
Expenditures for segment assets................   52,370    37,782      90,152

  Approximately $12,000 and $2,174,000 of Internet Service and Networks revenues, respectively, for the year ended December 31, 1999 represent equipment sales.

  The following is a reconciliation of the reportable segments' losses and assets to the Company's consolidated totals (in thousands):

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Losses
Total losses for reportable segments.............. $(5,025) $(12,257) $(52,437)
Income (loss) from discontinued operations........   1,923      (671)     (340)
Extraordinary item................................     --        --       (551)
                                                   -------  --------  --------
Consolidated net loss............................. $(3,102) $(12,928) $(53,328)
                                                   =======  ========  ========

                              CAIS INTERNET, INC.

                                                                December 31,
                                                              ----------------
                                                               1998     1999
                                                              ------- --------
   Assets
   Total assets for reportable segments...................... $ 3,286 $145,996
   Total current assets, excluding reportable segment
    assets...................................................   8,493   39,006
   Deferred financing and offering costs, net................     529    1,499
   Intangible assets and goodwill, net.......................     277      --
   Receivable from officers..................................     --       450
   Noncurrent assets of discontinued operations..............   1,936      --
                                                              ------- --------
   Consolidated total assets................................. $14,521 $186,951
                                                              ======= ========

Major Customer and Geographical Information

  For the year ended December 31, 1999, a kiosk terminal customer in the U.S. represented 13 percent and 14 percent of the Company's consolidated net revenues and cost of revenues, respectively. Substantially all net revenues were earned from customers in the United States.

14. Regulatory Matters

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

15. Subsequent Events

  On January 26, 2000, the Company entered an agreement with Bass to provide the Company's services to approximately 2,750 properties and 400,000 rooms. The Company will pay contract rights to individual hotels at a rate of $25 per room when a hotel contracts for service. Additionally, the Company will contribute up to approximately $2.2 million in marketing and technology development funds. The Company issued 63,000 warrants to Bass effective February 1, 2000 with an exercise price of $40.01 per share.

  On February 9, 2000, the Company announced that it had entered into an agreement with Mid-America to provide the Company's services to approximately 35,000 apartment homes in 110 apartment communities. The Company paid Mid-America approximately $778,000 for contract rights for installation and marketing.

  On March 15, 2000, CAIS Software Solutions, Inc., a wholly owned subsidiary of the Company, entered into an agreement to purchase the contracts, intellectual property, and certain other assets of QuickATM, LLC ("QuickATM") for a purchase price of $500,000 in cash, and $1,250,000 in the Company's common stock. The Company issued approximately 40,000 shares of common stock valued at $31.10 per share.

                              CAIS INTERNET, INC.

  On March 20, 2000, the Company also entered into an agreement with 3Com Corporation ("3Com") for the issuance of 20,000 shares of Series G Preferred Stock for total gross proceeds of $20 million. The Series G Shares are initially convertible into approximately 556,000 shares of CAIS common stock. The Company also agreed to purchase $10 million of 3Com equipment over the next year. The closing of the agreement is subject to the negotiation of a definitive commercial and marketing agreement and apporoval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Report of Independent Public Accountants

To CAIS Internet, Inc. and subsidiaries
(formerly CGX Communications, Inc.):

  We have audited, in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of CAIS Internet, Inc. (a Delaware corporation, formerly CGX Communications, Inc.) and subsidiaries included in this Form 10-K and have issued our report thereon dated March 6, 2000 (except with respect to the matters discussed in Note 15 to the consolidated financial statements, which are indicated to have occurred subsequent to March 6, 2000, as to which the date is March 20, 2000). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Vienna, Virginia
March 6, 2000

a. Documents filed as a part of this report.

1. Financial Statements

See Index to Financial Statements on page 30.

2. Financial Statement Schedules

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                (in thousands)

                                                          Balance at  Charged to                Balance at
                                                         Beginning of Costs and                   End of
                                   Description               Year      Expenses  Deductions (a)    Year
                         ------------------------------- ------------ ---------- -------------- ----------
1997.................... Allowance for doubtful accounts     $137        $106        $ (64)        $179
1998.................... Allowance for doubtful accounts      179          80         (122)         137
1999.................... Allowance for doubtful accounts      137         552         (440)         249

(a) Represents amounts written off as uncollectible.

3. Exhibits

  See Index to Exhibits on page 61.

b. Reports on Form 8-K.

  On September 17, 1999, the Company filed a Current Report on Form 8-K with respect to the acquisition of Atcom on September 2, 1999. On November 12, 1999, the Company filed an amendment on Form 8-K/A for the purpose of including financial statements and pro forma financial information with respect to such acquisition.

  On December 27, 1999, the Company filed a Current Report on Form 8-K which included as an Exhibit the Company's press release dated December 21, 1999 announcing that it had signed a definitive agreement with an affiliate of Kohlberg Kravis Roberts & Co. (KKR), a private investment firm in New York, under which KKR, through its affiliate, will make a strategic investment of up to $200 million in the Company.

  On March 7, 2000, the Company filed a Current Report on Form 8-K which included as an Exhibit the Company's press release dated February 28, 2000 announcing it had completed the sale of $73.9 million of Series D convertible preferred stock to the KKR affiliate. An additional $26.1 million of Series D convertible preferred stock will be sold upon receipt of shareholder approval of the issuance of the shares.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          CAIS Internet, Inc.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

     /s/ Ulysses G. Auger, II          Chairman of the Board and    March 21, 2000
______________________________________  Chief Executive Officer
         Ulysses G. Auger, II           (Principal Executive
                                        Officer)

        /s/ Barton R. Groh             Chief Financial Officer      March 21, 2000
______________________________________  (Principal Financial and
            Barton R. Groh              Accounting Officer)

      /s/ S. Theodore Ammon            Director                     March 21, 2000
______________________________________
          S. Theodore Ammon

    /s/ Ulysses G. Auger, Sr.          Director                     March 21, 2000
______________________________________
        Ulysses G. Auger, Sr.

   /s/ William M. Caldwell, IV         Director                     March 21, 2000
______________________________________
       William M. Caldwell, IV

     /s/ Vernon Fotheringham           Director                     March 21, 2000
______________________________________
         Vernon Fotheringham

    /s/ James H. Greene, Jr.           Director                     March 21, 2000
______________________________________
         James H. Greene, Jr.
       /s/ Richard F. Levin            Director                     March 21, 2000
______________________________________
           Richard F. Levin

     /s/ Alexander Navab, Jr.          Director                     March 21, 2000
______________________________________
         Alexander Navab, Jr.

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX

 Exhibit
   No.    Description
 -------- -----------
    *2.1  Agreement of Merger among the Company, CAIS, Inc. and CGX2 Merger
          Corp., dated October 2, 1998.
  ***2.2  Amended and Restated Agreement and Plan of Merger, dated as of August
          4, 1999, by and among the Registrant, CIAM Corp., and Atcom, Inc.
  ***2.3  Amendment No. 1 to the Amended and Restated Agreement and Plan of
          Merger, dated as of September 1, 1999, by and among the Registrant,
          CIAM Corp., Atcom, Inc.
     2.4  Agreement and Plan of Merger, dated as of September 7, 1999, by and among the Company, Business Anywhere, USA, Inc., and CIBA Merger
          Corporation., Kim Kao and Amy Hsiao
    *3.2  Certificate of Incorporation: Restated Certificate of Incorporation
          of the Company incorporated by reference to Exhibit 3.1 to the
          Registration Statement.
    *3.4  By-Laws: Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3.2 to the Registration Statement.
    *4.1  Specimen Common Stock Certificate.
    *4.2  Warrant Agreement by and among CAIS Internet, Inc., CAIS, Inc.,
          Cleartel Communications, Inc. and ING (U.S.) Capital Corporation,
          Inc., dated September 4, 1998.
 ****4.3  Certificate of Designation of Series C Preferred Stock of CAIS
          Internet, Inc.
    *4.4  Common Stock Warrant, among CAIS Internet, Inc. and Chancery Lane,
          L.P., dated February 19, 1999.
    *4.5  Common Stock Warrant, among CAIS Internet, Inc. and CAIS-Sandler
          Partners, L.P., dated February 19, 1999.
    *4.6  Common Stock Warrant, among CAIS Internet, Inc. and Hilton Hotels
          Corporation, dated April 22, 1999.
    *4.7  Warrant Agreement, among CAIS Internet, Inc. and Hilton Hotels
          Corporation, dated April 22, 1999.
 ****4.8  Common Stock Warrant, among CAIS Internet, Inc. and U.S. Telesource,
          Inc., dated as of October 27, 1999
 ****4.9  Certified Certificate of Amendment of Certificate of Designation of
          Series filed in Delaware.
     4.10 Form of Certificate of Designation of Series D Preferred Stock of
          CAIS Internet, Inc.
     4.11 Form of Certificate of Designation of Series E Preferred Stock of
          CAIS Internet, Inc.
     4.12 Common Stock Warrant Agreement among CAIS Internet, Inc. and Bass
          Hotels & Resorts, Inc. dated February 1, 2000.
 p* 10.1  Agreement for Cooperative Use of Communication Patents, Purchase of
          an Option to Obtain Intellectual Property Rights, among Inline
          Connection Corporation and CAIS, Inc., dated November 5, 1996.
  * 10.2  Letter Agreement Extending Option Period provided in the Agreement for Cooperative Use of Communication Patents, among Inline Connection
          Corporation and CAIS, Inc., dated February 28, 1997.

 Exhibit
   No.    Description
 -------- -----------
  * 10.3  Letter Exercising Option Pursuant to Agreement for Cooperative Use of
          Communication Patents, among Inline Connection Corporation and CAIS,
          Inc., dated April 4, 1997.
  * 10.4  Amended and Restated Employment Agreement, among CAIS, Inc. and Evans
          K. Anderson, dated June 3, 1997.
  * 10.5  Deed of Lease, among Ramay Family Partnership and CAIS, Inc., dated
          July 28, 1997.
  * 10.6  Letter Amendment Agreement to Agreement for Cooperative Use of
          Communication Patents, among Inline Connection Corporation and CAIS,
          Inc., dated August 1, 1997.
  * 10.7  Amended and Restated Employment Agreement, among CAIS, Inc. and
          William M. Caldwell, IV, dated September 8, 1997.
  * 10.8  Letter Amendment Agreement to Agreement for Cooperative Use of
          Communication Patents, among Inline Connection Corporation and CAIS,
          Inc., dated October 21, 1997.
  * 10.9  CAIS Internet Services Agreement, among CAIS, Inc. and Hongkong
          Telecom, dated October 24, 1997.
  * 10.10 Collaboration on IPORT Market Trial Agreement, among CAIS, Inc. and
          Microsoft Corporation, dated February 18, 1998.
  * 10.11 Investment Agreement, among the Company, CAIS, Inc. and R. Theodore
          Ammon, dated April 22, 1998.
  * 10.12 Credit Agreement by ING (U.S.) Capital LLC to the Company, CAIS, Inc.
          and certain of the Company's affiliates, dated September 4, 1998.
 p* 10.13 CAIS IPORT Integrator License Agreement, among CAIS and ATCOM, Inc.
          d/b/a ATCOM/INFO dated September 10, 1998.
  * 10.14 Exchange Agreement, among the Company, the limited partners of
          Cleartel LP, Cleartel, Inc. and the shareholders of Cleartel, Inc., dated October 2, 1998.
  * 10.15 Assignment and Assumption Agreement and Release, among the Company,
          CAIS, Inc. and William M. Caldwell, IV, dated October 2, 1998.
  * 10.16 Assignment and Assumption Agreement and Release, among the Company,
          CAIS, Inc. and Evans K. Anderson, dated October 2, 1998.
  * 10.17 Employment Agreement, among the Company and Laura Neuman, dated June
          29, 1998.
  * 10.18 Letter Amendment Agreement to Agreement for Cooperative Use of
          Communication Patents, among Inline Connection Corporation and CAIS,
          Inc., dated March 4, 1998.
  * 10.19 Deed of Lease, among Ramay Family Partnership and CAIS, Inc., dated
          May 28, 1998.
 p* 10.20 Marketing Associate Solution Alliance Agreement, among CAIS, Inc. and
          Unisys Corporation, dated November 11, 1998.
  * 10.21 Office Building Lease for 1255 22nd Street, among 1255 22nd Street
          Associates Limited Partnership and the Company, dated November 21,
          1998.
 p* 10.22 Master License Agreement for High Speed Internet Service, among
          Hilton Hotels Corporation and CAIS, Inc., dated December 23, 1998.
 p* 10.23 Marketing/Administration Fund and Incentive Agreement, among Hilton
          Hotels Corporation and CAIS, Inc., dated December 23, 1998.
  * 10.24 Application Transfer for Inline PCT Serial No. PCT/US97/12045, among
          Inline Connection Corporation and CAIS, Inc., dated January 6, 1999.

 Exhibit
   No.    Description
 -------- -----------
  * 10.25 Assignment of USSN 08/893,403 and PCT/US97/12045, among Inline
          Connection Corporation and CAIS, Inc., dated January 6, 1999.
  * 10.26 Settlement Agreement, among CAIS, Inc. and Terk Technologies Corp., dated January 24, 1999.
  * 10.27 Letter Amendment Agreement to Agreement for Cooperative Use of
          Communication Patents among Inline Connection Corporation and CAIS,
          Inc., dated January 26, 1999.
  * 10.28 Assignment of 50% of Certain Patent Properties, among Inline
          Connection Corporation and CAIS, Inc., dated January 26, 1999.
  * 10.29 Assignment of Certain Trademarks, among Cleartel Communications, Inc.
          and CAIS, Inc., dated February 9, 1999.
  * 10.30 The Company's Amended and Restated 1998 Equity Incentive Plan, dated
          February 12, 1999.
  * 10.31 Amendment No. 1 to Credit Agreement by ING (U.S.) Capital LLC to the
          Company, CAIS, Inc. and certain of the Company's affiliates for
          $7,000,000, dated February 12, 1999.
 p* 10.32 Agreement for High Speed Internet Access Service in Multiple Dwelling
          Units, among CAIS, Inc. and OnePoint Communications Corp., dated
          February 19, 1999.
  * 10.33 Series A Preferred Stock and Warrant Purchase Agreement, among CAIS
          Internet, Inc., Chancery Lane, L.P. and CAIS-Sandler Partners, L.P.,
          dated February 19, 1999.
  * 10.34 Stockholders Agreement among CAIS Internet, Inc., Chancery Lane, L.P.
          and CAIS-Sandler Partners, L.P., dated February 19, 1999.
  * 10.35 Amendment to Amended and Restated Employment Agreement, among the
          Company, CAIS, Inc. and Evans K. Anderson, dated February 22, 1999.
  * 10.36 Amendment to Amended and Restated Employment Agreement, among the
          Company, CAIS, Inc. and William M. Caldwell, IV, dated February 22,
          1999.
 ** 10.37 Global Purchase Agreement between CAIS, Inc. and Nortel Networks,
          Inc., dated April 1, 1999.
 p* 10.38 First Amendment to Master License Agreement, among Hilton Hotels
          Corporation, CAIS Internet, Inc. and CAIS, Inc. dated April 23, 1999.
 p* 10.39 First Amendment to Marketing/Administration Fund and Incentive
          Agreement, among Hilton Hotels Corporation and CAIS, Inc., dated
          April 23, 1999.
  * 10.40 Letter Agreement for the Hilton Hotel Digital Entertainment Fund,
          among Hilton Hotels Corporation and CAIS Internet, Inc., dated April
          23, 1999.
 ** 10.41 Credit Agreement by and among CAIS, Inc. and Nortel Networks Inc., dated June 4, 1999.
 ** 10.42 Guaranty Agreement by the Company in favor of Nortel Networks Inc., dated June 4, 1999.
 ** 10.43 Security Agreement by and among CAIS, Inc. and Nortel Networks Inc., dated June 4, 1999.
 ** 10.44 Security Agreement by and among the Company and Cisco Systems Capital
          Corporation, dated June 30, 1999.
 ** 10.45 Security Agreement by and among CAIS, Inc. and Cisco Systems Capital
          Corporation, dated June 30, 1999.
 ** 10.46 Guaranty Agreement by the Company in favor of Cisco Systems Capital
          Corporation, dated June 30, 1999.
 ** 10.47 Credit Agreement by and among CAIS, Inc. and Cisco Systems Capital
          Corporation, dated June 30, 1999.

  Exhibit
    No.     Description
 ---------- -----------
  *** 10.48 Registration Rights and Lock-Up Agreement, dated as of August 4,
            1999, by and among the Registrant and the shareholders of Atcom,
            Inc. listed therein.
 **** 10.49 First Amendment to Credit Agreement, made and entered into effective September 7, 1999 by and among the Company and Nortel
            Networks, Inc.
      10.51 Registration Rights and Lock-Up Agreement by and among the
            Registrant, Kim Kao and Amy Hsiao, dated as of September 7, 1999.
 **** 10.52 Series C Preferred Stock Purchase Agreement between CAIS Internet,
            Inc. and U.S. Telesource, Inc. dated September 29, 1999
 **** 10.53 First Amendment, dated October 27, 1999, to Registration Rights and
            Lock-Up Agreement dated September 29, 1999.
      10.54 Form of First Amendment, dated December 2, 1999, to Credit
            Agreement by and among CAIS, Inc. and Cisco Systems Capital
            Corporation, dated June 30, 1999.
      10.55 Form of First Amendment to Guaranty, dated as of December 2, 1999, between CAIS Internet, Inc. and Cisco Stytems Capital Corporation.
      10.56 Borrower Consent for First Amendment to Guaranty Dated December 2,
            1999 By and Between CAIS, Inc. and Cisco Systems Capital
            Corporation.
      10.57 Preferred Stock Purchase Agreement between CAIS, Inc. and CII
            Ventures LLC, dated as of December 20, 1999.
      10.58 Voting Agreement between CII Ventures LLC and certain holders of the Registrant's common stock, dated as of December 20, 1999.
      10.59 Form of Office Lease by and between CAIS, Inc. and Ames Center,
            L.C., dated      , 1999.
      10.60 Form of Amendment to Office Lease by and between CAIS, Inc. and
            Ames Center, L.C., dated November 18, 1999.
      10.61 Second Amendment to Office Lease by and between CAIS, Inc. and Ames
            Center, L.C., dated March 1, 2000.
      10.62 Form of Stockholders Agreement between the Registrant and CII
            Ventures LLC, dated as of      , 2000.
      10.63 Asset Purchase Agreement between the Registrant, CAIS Software
            Solutions, Inc., and QuickATM, dated March 15, 2000.
      10.64 Form of Registration Rights Agreement, dated as of March 15, 2000 by and among the Registrant and QuickATM, Inc.
      10.65 Form of Bill of Sale, Assignment and Assumption Agreement as of
            March 15, 2000 by and between CAIS Software Solutions, Inc. and
            QuickATM, LLC.
      10.66 Second Amendment, dated March 20, 2000, to Credit Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June
            30, 1999.
    * 21.1  List of Subsidiaries.
      23.1  Consent of Arthur Andersen LLP
      27.1  Financial Data Schedule.
 **** 99.1  Financial Statements of Atcom, Inc.
 **** 99.2  Unaudited Pro Forma Condensed Combined Financial Information.

--------
* Incorporated by reference from the Registration Statement on Form S-1 of the Registrant (Registration No. 333-72769) filed with the Commission on May 19, 1999, as amended.
p Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.

   ** Incorporated by reference from the Registrant's quarterly report on Form
      10-Q filed with the Commission on August 16, 1999.
  *** Incorporated by reference from the Registrant's current report on Form 8-K filed with the Commission on September 17, 1999.
 **** Incorporated by reference from the Registrant's amended current report on
      Form 8-K/A filed with the Commission on November 12, 1999.
***** Incorporated by reference from the Registrant's quarterly report on 10-Q filed with the Commission on November 15, 1999.