Form 10-K/A
period 1999-12-31
CAIS INTERNET INC
filed 2000-04-28
CIK 1078404

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                  FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                  For the Fiscal Year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the transition period from      to

                       Commission file number: 000-26103

                               ----------------

                              CAIS INTERNET, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                       1255 22nd Street, N.W., Fourth Floor,              52-2066769
  (State or other jurisdiction                    Washington, D.C.  20037                  (I.R.S. Employer
of incorporation or organization)   (Address of principal executive offices) (Zip Code)   Identification No.)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAIS INTERNET, INC.

                                FORM 10-K/A

                For the Fiscal Year Ended December 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
PART III

Item 10.  Directors and Executive Officers of the Registrant..............   3
Item 11.  Executive Compensation..........................................   8
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  11
Item 13.  Certain Relationships and Related Transactions..................  13




Signatures...............................................................75

                            Introductory Note

  This amendment on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on March 21, 2000, and is being filed solely to include in Registrant's Annual Report on Form 10-K the information required by Part III of Form 10-K. This Amendment does not amend or alter the information set forth in Parts I, II or IV of Registrant's Annual Report on Form 10-K filed on March 21, 2000 and, accordingly, this information is not included in the Amendment.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

                     Directors and Executive Officers

  The directors and executive officers of the Company and certain of the officers of the Company's subsidiaries, their ages, and summaries of their respective business experiences are set forth below:

Name                          Age                                 Position
----                          ---                                 --------
Ulysses G. Auger, II........   47 Chairman of the Board and Chief Executive Officer
William M. Caldwell, IV.....   52 President and Director
Evans K. Anderson...........   52 Executive Vice President of Sales and Marketing
Gary H. Rabin...............   34 Executive Vice President of Finance and Strategic Planning
Kevin Brand.................   41 Executive Vice President of Operations
W. Stephen Nye..............   44 Executive Vice President of CAIS Internet and President of
                                  CAIS Software Solutions, Inc.
Stephen D. Price............   28 Vice President of Business Development
Thomas Caldwell.............   40 Vice President of Engineering and Design of CAIS Software Solutions, Inc.
Peter Van Horne.............   43 Vice President of Software Development of CAIS Software Solutions, Inc.
Barton R. Groh..............   47 Vice President, Chief Financial Officer and Treasurer
Michael G. Plantamura.......   44 Vice President, General Counsel and Secretary
Duncan M. Fitchet, Jr. .....   45 Vice President of Carrier Channel Development
Tara Pierson Dunning........   36 Senior Vice President of Product and Account
                                  Management of CAIS, Inc.
Durand Achee................   48 Vice President of Content and Broadcast Networks of CAIS, Inc.
Kim Kao.....................   37 Vice President, Business Anywhere
Frank R. Kent, III..........   47 Vice President of Human Resources of CAIS, Inc.
Stephen R. Roberts..........   40 Senior Vice President, Internet Access Sales
Ulysses G. Auger, Sr........   78 Director
Richard F. Levin(1)(2)......   47 Director
Vernon L. Fotheringham(1)...   51 Director
R. Theodore Ammon(1)(2).....   50 Director
James H. Greene, Jr.(1).....   49 Director
Alexander Navab Jr.(2)......   34 Director

--------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

  Ulysses G. Auger, II has served as the Chairman of the Board and Chief Executive Officer of CAIS Internet since January 1998. Mr. Auger has an extensive background in the telecommunications industry, and is a three-term member of the Board of Directors of Comptel, a telecommunications industry trade association with approximately 225 member companies. Until February 1999, Mr. Auger chaired Comptel's IP Committee, which was formed to address Internet issues affecting the telecommunications industry. In 1987, Mr. Auger founded Cleartel Communications, Inc. and has served as a director since July 1987. Mr. Auger also served as President of Cleartel from August 1987 to June 1988, and then again from June 1990 to February 1999. In addition, Mr. Auger has served as President and a Board Member of CAIS, Inc. since May 1996, and assumed the roles of

Chairman of the Board and Chief Executive Officer of CAIS, Inc. in January 1998. Mr. Auger is the son of Ulysses G. Auger, Sr., a director of CAIS Internet.

  William M. Caldwell, IV has served as a member of the Board of CAIS Internet since January 1998 and of CAIS, Inc. since May 1996, as CAIS Internet's Vice Chairman from January 1998 to February 1999 and as CAIS Internet's and CAIS, Inc.'s President since February 1999. Mr. Caldwell also served as the Vice Chairman of CAIS, Inc. and Cleartel Communications, Inc. from September 1997 to February 1999. Since June 1995, Mr. Caldwell also has served as a member of the Board of Cleartel. Mr. Caldwell has an extensive background in the areas of marketing, financial management, investment banking and general corporate management. Prior to joining CAIS, Inc. and Cleartel, from 1993 to August 1997, Mr. Caldwell served as President of Digital Satellite Broadcasting Corporation. Prior to 1993, Mr. Caldwell founded The Union Jack Group, an investment banking advisory firm, and served as a Vice President in Corporate Finance at Kidder Peabody. In addition, Mr. Caldwell also has served as both President and Chief Financial Officer of Van Vorst Industries, an international home furnishing manufacturer; as Vice President of Marketing for Flying Tiger Line, Inc., one of the world's largest all-cargo air carriers before its acquisition by Federal Express Corporation; and as a consultant with Booz Allen, Hamilton Inc. Mr. Caldwell currently sits on the Board of Directors for both Lee Pharmaceuticals and King Koil Franchising, Inc.

  Evans K. Anderson has served as the Executive Vice President of Sales and Marketing of CAIS Internet and CAIS, Inc. since February 1999. Prior to that, he served as CAIS Internet's and CAIS, Inc.'s Senior Vice President of Sales and Marketing and the General Manager of CAIS, Inc. from January 1998 to February 1999. Mr. Anderson also has served as a member of the Board of CAIS, Inc. since December 1997. In addition, from June 1998 to February 1999, Mr. Anderson served as Cleartel Communications, Inc.'s Senior Vice President of Sales and Marketing. Mr. Anderson brings 20 years of experience in the telecommunications and related industries and is currently responsible for all of CAIS Internet's and CAIS, Inc.'s sales and marketing functions and for CAIS, Inc.'s overall management, including customer service, technical support, OverVoice operations and account management. Prior to joining CAIS, Inc., from March 1996 to March 1997, Mr. Anderson served as Director of Sales for the Northeast region for Advanced Radio Telecom, a leading provider of advanced 38GHz digital wireless technology. From January 1993 to February 1996, Mr. Anderson was a principal in Vitel International, Inc., a nationwide provider of sales and distribution for Airborne Express and telecommunications products. Prior to 1993, Mr. Anderson held the position of Executive Vice President of Sales and Marketing at Oncor Communications, a communications company, where he was responsible for the sales, marketing and customer service functions. Prior to that, Mr. Anderson served as Director of Sales with Contel Texocom, a national distributor of telecommunications equipment, and held various sales and management positions with ITT U.S.T.S. and Sprint Communications Company, L.P.

  Gary H. Rabin has served as the Company's Executive Vice President of Finance and Strategic Planning since April 1999. Mr. Rabin has approximately 12 years of investment banking experience including significant capital raising, public offering and merger advisory work in the telecommunications and Internet sectors. Prior to joining CAIS Internet, he served as Managing Director, co-head and founder of the Telecommunications Group at ING Baring Furman Selz LLC from May 1997 to April 1999. From September 1994 through April 1997, Mr. Rabin was a founding member of the telecommunications investment banking group at UBS Securities LLC. From July 1989 through April 1994 he was a principal of Beale Lynch Partners LLC, a private investment banking boutique specializing in international financings and general strategic advisory services. He was also previously with The First Boston Corporation, the Sumitomo Bank Limited and Manufacturers Hanover Trust Company.

  Kevin Brand has served as the Company's Executive Vice President, Operations since November 1999. Prior to joining CAIS, Mr. Brand served with AT&T for 18 years where he lead many significant projects for the company's global IP, voice, and data objectives. Most recently, Brand lead the Global Venture Network Operations planning team with WorldNet Internet Services, spearheading the network operations transition team for the AT&T and British Telecom-Concert Operations global venture. He also charts significant product management and technical operations experience with the AT&T WorldNet service, AT&T Business Systems, AT&T Data Communications, AT&T Data Systems Group, and AT&T Bell Laboratories divisions.

  W. Stephen Nye has served as an Executive Vice President of CAIS Internet and President of CAIS Software Solutions, Inc. (formerly Atcom, Inc.) since September 1999, when Atcom became a wholly owned subsidiary of CAIS Internet, Inc. Mr. Nye has approximately 12 years of executive level experience in the software industry. Mr. Nye joined Atcom, Inc. as chief executive officer and president in January 1999. Prior to joining Atcom, Inc., Mr. Nye served with National Decision Systems. NDS merged with VNU Information Services in 1997. Prior to his time at NDS, Mr. Nye served as Senior Vice President with Computer Associates, Inc. Mr. Nye holds a bachelor's degree and an MBA from James Madison University in Virginia.

  Stephen D. Price has served as CAIS Internet's Vice President of Business Development since March 1999. Prior to joining CAIS Internet, he served as an investment banker in the Telecommunications Group of ING Baring Furman Selz LLC from September 1997 to March 1999. While at ING Baring, Mr. Price specialized in the financing and advising of Internet service providers and Internet-related communications companies. Previously, from June 1994 to September 1997, Mr. Price served as an investment banker at UBS Securities LLC, focusing primarily on telecommunications, technology and biotechnology.

  Thomas Caldwell has served as Vice President of Engineering for CAISsoft since September, 1999. Mr. Caldwell joined Atcom in 1998. Prior to joining CAISsoft, Mr. Caldwell held a key position at Microsoft Corporation, where he led product planning and development for Windows NT Network and Communications products and the Microsoft Commercial Internet System. His experience prior to Microsoft includes a leading product marketing role at Rockwell International, and senior engineering positions at Lockheed California and The University of California at Santa Barbara. Mr. Caldwell holds a master's degree in Computer Science and Engineering from The California Polytechnic State University at San Luis Obispo.

  Peter Van Horne has served as Vice President of Research and Development for CAISsoft since September 1999. Mr. Van Horne is a founder of Atcom, Inc., and served as Atcom's Chief Technical Officer from June of 1996 until September 1999, when CAIS Internet acquired Atcom. Mr. Van Horne is the principle architect of the IPORT Internet Access Server and the IPORT Public Terminal software. Prior to joining Atcom, he served as Vice president for Stellcom, Inc., a leading provider of engineering services to high technology companies.

  Barton R. Groh has served as CAIS Internet's Vice President, Chief Financial Officer and Treasurer since January 1998. Mr. Groh also has served as CAIS, Inc.'s Vice President and Chief Financial Officer since May 1996, as CAIS, Inc.'s Assistant Secretary since December 1996, and as CAIS, Inc.'s Treasurer since December 1997. Mr. Groh joined Cleartel Communications, Inc. in July 1989 as Director of Finance and Administration and served as Cleartel's Vice President and Chief Financial Officer from June 1992 to February 1999. In addition, Mr. Groh served as Cleartel's Assistant Secretary from June 1993 to February 1999 and as Cleartel's Treasurer from June 1998 to February 1999. Prior to joining Cleartel, Mr. Groh held positions as a Senior Auditor with Price Waterhouse from 1974 to 1979, as an accounting manager with Comsat Corporation from 1979 to 1987, and as Controller, Franchise Operations with Entre Computer Centers from 1987 to 1989. Mr. Groh is a Certified Public Accountant.

  Michael G. Plantamura has served as CAIS Internet's Vice President, Secretary and General Counsel since January 1998. Mr. Plantamura also has served as Vice President and General Counsel of CAIS, Inc. since September 1996, and as CAIS, Inc.'s Secretary since December 1997. From September 1996 to February 1999, Mr. Plantamura served as Vice President and General Counsel of Cleartel Communications, Inc. and as Cleartel's Secretary from June 1998 to February 1999. Mr. Plantamura is currently responsible for all of CAIS Internet's and CAIS, Inc.'s legal, regulatory, corporate, contract and litigation issues. From April 1996 to September 1996, Mr. Plantamura served as Cleartel's Director of Legal and Regulatory Affairs, and from May 1996 to September 1996, Mr. Plantamura held the same position at CAIS, Inc. From December 1986 to March 1996, Mr. Plantamura served as in-house General Counsel for WBDC-TV50, Washington, D.C. and WUNI-TV27, Worcester/Boston, MA.

  Duncan M. Fitchet, Jr. has served as CAIS Internet's Vice President of Carrier Channel Development since August 1998. Mr. Fitchet also has served as Vice President of Marketing for CAIS, Inc. since January 1997, and held the same position at Cleartel Communications, Inc. from January 1997 to February 1999. Mr. Fitchet's responsibilities include strategic planning and marketing strategies, product management, market research, product and service promotions, public relations and marketing communications activities. From May 1996 to December 1996, Mr. Fitchet served as Director of Marketing and Business Development for CAIS, Inc., and from August 1995 to December 1996, Mr. Fitchet held the same position at Cleartel. Prior to joining Cleartel, from June 1991 to August 1995, Mr. Fitchet served as Senior Group Product Manager at GTE Telephone Operations.

  Tara Pierson Dunning has served as CAIS, Inc.'s Vice President of Product and Account Management since February 2000. Previously, Ms. Dunning served as Vice President of Customer and Account Management since September 1998 and Director of Marketing for CAIS Internet from January 1998 to September 1998; Director of Marketing for CAIS, Inc. and Cleartel Communications, Inc. from October 1997 to September 1998; Director of Business Development for CAIS, Inc. and Cleartel from January 1997 to October 1997; and as Manager of Business Development for CAIS, Inc. and Cleartel from September 1996 to December 1996. Prior to joining CAIS, Inc. and Cleartel, from September 1993 to September 1996, Ms. Dunning founded and served as Vice President of Marketing for New Vision Communications.

  Durand Achee has served as CAIS, Inc.'s Vice President of Content and Broadcast Networks since April 1999. Prior to joining CAIS Internet, from October 1993 to April 1, 1999, Mr. Achee was a founder and principal of M3 Group, Inc., a pioneer in representing software developers, and content providers for the creation of interactive media and Internet content. While at M3, Mr. Achee also worked actively with companies developing e-commerce and online advertising initiatives. Prior to founding M3 Group, Mr. Achee served as Vice President of Business Development for Time Warner Interactive Group responsible for overseeing interactive media content development with third party software providers and other Time Warner divisions. Mr. Achee has an extensive publishing, advertising, and media background and was responsible for launching the in-house magazine publishing group at Walt Disney Company.

  Kim Y. Kao is Vice President and General Manager of Business Anywhere USA, Inc. Prior to the Company's acquisition of Business Anywhere USA, Inc., he was President and Chief Executive Officer of Business Anywhere, USA, Inc and Logic Micro Systems, Inc from 1991 to 1999. He has overall senior management experiences in the computer and consumer products industries. His specialty has been in new product and software development for the past 15 years. Examples include the Business Anywhere Center, Avery LabelPro

Software, Armor All Tire Foam along with numerous toy products for Mattel Toys. Academic credentials include BS, MS from MIT and an MBA from UCLA Anderson School of Management. Mr. Kao is the holder of 4 patents and has a successful track record of developing and commercializing consumer products to the marketplace. Prior to co-founding Logic Micro Systems, he has held senior positions at Mattel Toys and Armor All Products.

  Frank R. Kent, III has served as CAIS Inc.'s Vice President of Human Resources since April 1999. Mr. Kent is responsible for recruiting, employee relations, training, benefits, organizational development and related areas. From May 1996 to April 1999, Mr. Kent served as CAIS, Inc.'s Director of Corporate Human Resources. Mr. Kent joined Cleartel Communications, Inc. in June 1992 as Manager of Human Resources, and served as Cleartel's Director of Corporate Human Resources from 1993 to May 1996. From September 1991 through January 1997, Mr. Kent also served as a human resources management consultant for Auger Enterprises. Prior to joining Cleartel and CAIS, Inc., Mr. Kent served as Director of Human Resources for the D.C. Housing Finance Agency.

  Stephen R. Roberts has served as Senior Vice President, Internet Access Sales for CAIS Internet since November 1999. Mr. Roberts served as the President of Cleartel Communications, Inc., a telecommunications company, from February 1999 until joining CAIS in November 1999. Mr. Roberts previously was Cleartel's Vice President of Sales and General Manager. Mr. Roberts has 16 years experience in the telecommunications industry including a variety of sales and sales management positions.

  Ulysses G. Auger, Sr. has served as a member of the Board of CAIS Internet since December 1997. Mr. Auger served as Secretary, Treasurer and a director of Cleartel Communications, Inc. from June 1993 to June 1998. From April 1996 to December 1997, Mr. Auger served as Secretary, Treasurer and a director of CAIS, Inc. Mr. Auger is a private investor and entrepreneur who founded the nationally renowned Blackie's House of Beef in 1946. Mr. Auger's financial interests include hotels, commercial real estate and Mid-Atlantic region restaurants. Mr. Auger, Sr. is the father of Ulysses G. Auger, II, the Chairman of the Board and Chief Executive Officer of CAIS Internet.

  Richard F. Levin has served as a member of the Board of CAIS Internet since December 1997. Mr. Levin also served as a member of the Board of Directors of Cleartel Communications, Inc. from June 1995 to June 1998. Mr. Levin is a partner in the Washington, D.C. law firm of Grossberg, Yochelson, Fox and Beyda, where he has practiced since 1979.

  Vernon L. Fotheringham has served as a member of the Board of CAIS Internet since January 1999. Mr. Fotheringham has served as Chairman, President and Chief Executive Officer of Nutel Corporation since August 1998. From December 1995 to August 1998, Mr. Fotheringham served as Chairman and Chief Executive Officer of Advanced Radio Telecom. Prior to that, from April 1993 to December 1995, Mr. Fotheringham served as President and Chief Executive Officer of Norcom Networks Corporation, a nationwide provider of mobile satellite services. Over the last ten years, Mr. Fotheringham has advised several businesses in the telecommunications industry, including American Mobile Satellite Corporation, ClairCom Communications and McCaw Cellular Communications, Inc.

  R. Theodore Ammon has served as a member of the Board of CAIS Internet since February 1999. Mr. Ammon has served as the Chairman of the Board of Big Flower Holdings, Inc. (and predecessors) since its inception in 1993 and was the Chief Executive Officer of Big Flower Holdings, Inc. predecessor from inception until April 1997. Mr. Ammon is also a director of Big Flower Press Holdings, Inc., a subsidiary of Big Flower Holdings, Inc. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation and Chairman of the Board of Directors of 24/7 Media, Inc. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA, The Municipal Art Society of New York, Jazz@Lincoln Center and on the Board of Trustees of Bucknell University.

  James H. Greene, Jr. has served as a director of the Company since February 2000. Mr. Greene is a member of KKR & Co., LLC, the limited liability company which serves as the General Partner of KKR. From January 1, 1993 until January 1, 1996, he was a general partner of KKR. Mr. Greene also is a director of Accuride Corporation, Birch Telecom, Inc., Intermedia Communications, Inc., Owens-Illinois, Inc., Safeway Inc. and Zhone Technologies, Inc.

  Alexander Navab, Jr. has served as a director of the Company since February 2000 and has been a Director of KKR since 1998. He was an Executive at KKR from 1993 through 1998. He is also a director of Birch Telecom, Inc., Borden, Inc., Intermedia Communications, Inc., KSL Recreation Group, Inc., Regal Cinemas, World Kitchen Inc., and Zhone Technologies, Inc.

  All officers serve at the discretion of the Board.

  Pursuant to the terms of a Stockholders Agreement dated December 20, 1999 (the "CII Stockholders Agreement") between the Company and CII Ventures LLC ("CII Ventures"), a limited liability company affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR"), the Board was expanded from six persons to eight persons, and CII Ventures was granted the right to nominate two members of the Board ("Investor Directors"). CII Ventures also was granted a right to increase the Board to nine persons and to nominate a third Investor Director. Messrs. James H. Greene, Jr., and Alexander Navab, Jr., are principals of KKR and/or its affiliates. The terms of the Stockholders Agreement further provide that, in addition to any other Board or Stockholder action that may be required, the written consent of at least one Investor Director will be required to take certain corporate governance actions with respect to the Company, its securities, certain transactions, or certain changes to the Company's Certificate of Incorporation or Bylaws. CII Venture's right to designate nominees as Investor Directors and to require the consent of at least one Investor Director to certain of the Company's activities is dependent on CII Ventures' continuing to own specified percentages of the Company's Common Stock.

                           Compliance With Section 16 of

                   the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

  Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% Stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1999.

Item 11. Executive Compensation

  The following table sets forth certain summary information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, whose total cash and cash equivalent compensation exceeded $100,000, with respect to the fiscal year ended December 31, 1999. Each of the Company's officers received perquisites and other personal benefits in addition to salary and bonuses. The aggregate amount of these perquisites and other personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for any of the persons listed in this chart for 1999.

                        SUMMARY COMPENSATION TABLE

                                                               Long-Term Compensation
                                   Annual Compensation                 Awards
                              -------------------------------- -----------------------
                                                  Other Annual Securities
   Name and Principal          Salary      Bonus  Compensation Underlying  All Other
        Position         Year   ($)         ($)       ($)      Options(#) Compensation
   ------------------    ---- --------    ------- ------------ ---------- ------------
Ulysses G. Auger, II.... 1998 $280,140    $28,000       --          --        --
  Chairman of the Board
   and                   1999  339,253     50,000       --          --        --
  Chief Executive
   Officer
William M. Caldwell,
 IV..................... 1998  237,498(1)     --        --          --        --
  President and Director 1999  263,462     50,000       --          --        --
Evans K. Anderson....... 1998  179,956        --        --      135,800       --
  Executive Vice
   President             1999  242,309     50,000       --       20,000       --
  of Sales and Marketing
Christopher Barnes...... 1998   41,726        --    $49,038       7,500       --
  Vice President of
   Sales                 1999  123,064        --     83,239      12,500       --
Barton R. Groh.......... 1998  121,269     10,000       --      101,000       --
  Chief Financial
   Officer               1999  134,346     20,000       --          --        --

--------

(1) During 1998, Mr. Caldwell received a base salary of $176,922 for services performed in 1998 and $60,576 in deferred income for services performed in 1997.

                   Options Granted in Fiscal Year 1999

  The following table sets forth certain information regarding options to acquire Common Stock granted to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, whose total cash and cash equivalent compensation exceeded $100,000 with respect to the fiscal year ended December 31, 1999. There were no stock appreciation rights granted in 1999. The assumed rates of growth were selected for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of stock prices. No gain to the Recipients is possible without an increase in stock prices, which will benefit all Stockholders.

                                                                                 Potential
                                                                                Realizable
                                                                             Value at Assumed
                                                                              Annual Rates of
                         Number of                                              Stock Price
                         Securities  Percent of                              Appreciation for
                         underlying Total Options Exercise                    Option Term(1)
                          Options    Granted in    Price                     -----------------
          Name            Granted    Fiscal Year   ($/sh)   Expiration Date   5%($)    10%($)
          ----           ---------- ------------- -------- ----------------- -------- --------
Ulysses G. Auger, II....      --         --          --                  --       --       --
William M. Caldwell,
 IV.....................      --         --          --                  --       --       --
Evans K. Anderson.......   20,000        0.6       11.50       June 15, 2009 $144,646 $366,561
Christopher Barnes......   12,500        0.4       16.50   December 16, 2009  129,710  328,709
Barton R. Groh..........      --         --          --                  --       --       --

--------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the exercise prices of the options, which were granted at the fair market value of the Company's Common Stock on the date of grant. These assumptions are not intended to forecast future appreciation of the Company's stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

                      Fiscal Year End Option Values

  The following table sets forth certain information regarding unexercised options held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, whose total cash and cash equivalent compensation exceeded $100,000 with respect to the fiscal year ended December 31, 1999. There were no options exercised in 1999 by these five executive officers. The calculations of the value of unexercised options are based on the difference between the closing price of the Company's Common Stock of $35.50 per share on the NASDAQ National Market System on December 31, 1999 per share, and the exercise price of each option, multiplied by the number of shares covered by the option.

                             Number of Securities            Value of Unexercised
                            Underlying Unexercised           In-the-Money Options
                         Options at Fiscal Year End(#)       at Fiscal Year End($)
                         --------------------------------  -------------------------
          Name            Exercisable      Unexercisable   Exercisable Unexercisable
          ----           ---------------  ---------------  ----------- -------------
Ulysses G. Auger, II....              --               --          --           --
William M. Caldwell,
 IV.....................        1,275,441          408,902 $44,036,896  $14,118,078
Evans K. Anderson.......          134,423          322,797   4,536,707   10,643,349
Christopher Barnes......            2,500           17,500      81,075      399,650
Barton R. Groh..........          101,000              --    3,275,430          --

                          Employment Agreements

  On September 8, 1997, the Company entered into an employment agreement with William M. Caldwell, IV. The agreement, as amended, provides that Mr. Caldwell will be employed as the Company's President. The term of the agreement is for a period of four years commencing on September 8, 1997. The agreement establishes a base salary of $175,000 per annum. This base salary is subject to periodic increases as the Company may determine. If the Company terminates Mr. Caldwell's employment without cause, Mr. Caldwell will be entitled to receive nine months of his then current base salary. The agreement contains non-competition and non-solicitation covenants which prohibit Mr. Caldwell, during the term of his employment and for a period of 24 months thereafter, from engaging in competition with the Company or from soliciting any of the Company's customers. The agreement also prohibits Mr. Caldwell from disclosing confidential or proprietary information of the Company. In connection with his employment agreement, Mr. Caldwell was granted an option to purchase a 14% limited partnership interest in each of CAIS Limited Partnership and Cleartel Communications Limited Partnership for a purchase price of $1.68 million. In connection with the October 1998 reorganization, this option was replaced with options to purchase 1,635,610 shares of the Company's Common Stock at an exercise price of $.9732 per share. As a result of the Company's initial public offering in May 1999, 75% of these options vested on May 18, 1999. The remaining 25% of the options will vest at the end of Mr. Caldwell's fourth employment year.

  On June 3, 1997, the Company entered into an employment agreement with Evans
K. Anderson. The agreement, as amended, provides that Mr. Anderson will be employed as the Company's Executive Vice President of Sales and Marketing. The term of the agreement is for a period of four years commencing on March 3, 1997. The agreement established an initial base salary of $125,000 per annum, and as of November 1, 1997, a base salary of $150,000 per annum. This base salary is subject to periodic increases as the Company may determine. If the Company terminates Mr. Anderson's employment without cause, Mr. Anderson will be entitled to receive nine months of his then current base salary. The agreement contains non-competition and non-solicitation covenants which prohibit Mr. Anderson, during the term of his employment and for a period of twenty-four months thereafter, from engaging in competition with the Company or from soliciting any of the Company's customers. The agreement also prohibits Mr. Anderson from disclosing confidential or proprietary information of the Company. In connection with his employment agreement, Mr. Anderson was granted an option to purchase a 3% limited partnership interest in each of CAIS Limited Partnership and Cleartel Communications Limited Partnership for a purchase price of $360,000. In connection with the reorganization in October 1998, such option was replaced with options to purchase 301,420 shares of the Company's Common Stock at an exercise price of $1.1942 per share. As a result of the Company's initial public offering in May 1999, one third of the options vested on May 18, 1999. The remaining two-thirds of the options will vest at the end of Mr. Anderson's fourth employment year.

                         Directors' Compensation

  Non-employee Board members were reimbursed for their reasonable expenses incurred in connection with attending Board meetings in 1999. Non-employee Board members received no additional compensation for attending Board meetings, or otherwise in connection with the performance of their duties in 1999. Non-employee Board members are eligible to receive option grants under the Company's Amended and Restated 1998 Equity Incentive Plan, however, no such options were granted to non-employee Board members in 1999. The Company anticipates no increase in such directors' compensation during fiscal 2000.

       Compensation Committee Interlocks And Insider Participation

  The Compensation Committee of the Board of Directors was expanded in February, 2000 from three members to four, and currently consists of Messrs. Levin, Fotheringham, Ammon and Greene. No member of the Committee was at any time during fiscal 1999 or at any other time an officer or employee of the Company.

  No executive officer of the Company served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

  For a description of transactions between the Company and members of the Compensation Committee or their affiliates, see Item 13 "Certain Relationships and Related Transactions," below.



Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of April 7, 2000 the number and percentage of outstanding shares of Common Stock and Preferred Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the executive officers of the Company required to be disclosed pursuant to Item 403(b) of Regulation S-K, and (d) all directors and executive officers of the Company as a group.

                            Shares of                  Shares of
                              Common                   Preferred
                              Stock        Percent of    Stock       Percent of
   Name and Address of     Beneficially      Common   Beneficially   Preferred
    Beneficial Owner        Owned (1)        Stock     Owned (1)       Stock
   -------------------     ------------    ---------- ------------   ----------
CII Ventures LLC.........    4,476,686(3)     16.2%    5,276,622(4)     97.7%
 c/o Kohlberg Kravis
 Roberts & Co. L.P.
 9 W. 57th Street
 New York, NY 10019(2)
U.S. Telesource, Inc. ...    1,750,000(6)      7.0       125,000(7)      2.3
 700 Qwest Tower
 555 Seventeenth Street
 Denver, CO 80202(5)
Ulysses G. Auger, II.....    4,921,674(8)     21.2
William M. Caldwell, IV..    1,275,441(9)      5.2
Evans K. Anderson........     168,373(10)        *
Barton R. Groh...........     101,000(11)        *
Christopher Barnes.......       5,000(12)        *
Ulysses G. Auger, Sr. ...    4,808,704        20.8
Richard F. Levin.........      15,000(13)        *
Vernon L. Fotheringham...      15,000(13)        *
R. Theodore Ammon........   3,359,620(14)     14.1
James H. Greene, Jr. ....          --            *
Alexander Navab, Jr. ....       12,500           *
All directors and          15,409,221(15)     60.1           --          --
 executive officers as a
 group (24 persons)......

--------

  * Less than 1%

 (1) For purpose of this table, the number and percent of class of shares beneficially owned are determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such information is not necessary indicative of beneficial ownership for any other purpose. Under Rule 13d-3, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and any shares subject to options, warrants or other rights to acquire shares held by that person that are currently exercisable or exercisable within 60 days of the Record Date. In addition, such shares are deemed to be outstanding in calculating the percent of class of such person, but are not deemed to be outstanding as to any other person. Unless otherwise indicated in the footnotes, each beneficial owner has sole voting and investment power (or shares such powers with his spouse) with respect to the shares shown as beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address of each of the persons listed is c/o CAIS Internet, Inc., 1255 22nd Street, N.W., Fourth Floor, Washington, D.C. 20037.

 (2) CII Ventures LLC is a limited liability company of which KKR 1996 Fund L.P. is the managing member. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart and Robert I. MacDonnell. Mr. Greene is a director of the Company. Each of the individuals who are the members of KKR 1996 GP L.L.C. may be deemed to share beneficial ownership of any shares beneficially owned KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership. Mr. Alexander Navab, Jr., is also an executive of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Navab disclaims that he is the beneficial owner of securities in which he has no economic interest. KKR Partners II, L.P. owns less than a 4% membership interest in CII Ventures LLC.

 (3) Comprises 4,477,134 shares of Common Stock issuable upon conversion of shares of Series D Stock (based on a conversion ratio of approximately
     0.8484 of one share of Common Stock for each issued and outstanding share of Series D Stock). Upon approval by the Company's Stockholders, CII Ventures LLC will purchase additional shares of Series D Stock currently convertible into 1,582,867 shares of Common Stock (based on a conversion ratio of approximately 0.8484 of one share of Common Stock for each issued and outstanding share of Series D Stock) and will have the option to purchase shares of the Company's Series E convertible participating preferred stock currently convertible into 5,000,000 shares of Common Stock (based on a conversion ratio of 0.7 of one share of Common Stock for each issued and outstanding share of Series E Stock). The Series E Stock is issuable to CII Ventures LLC upon its exercise of an option granted by the Company on December 20, 1999.

 (4) Comprises 5,276,622 shares of Series D Stock.

 (5) Information based upon Schedule 13D filed by U.S. Telesource, Inc. ("USTI"), Qwest Communications Corporation ("Qwest Communications"), Qwest Corporation ("Qwest"), Qwest Communications International Inc. ("QCI"), Anshutz Company ("Anshutz Company") and Philip F. Anshutz ("Anshutz"). USTI is a Delaware corporation and a direct wholly owned subsidiary of Qwest Communications. Qwest Communications is a Delaware corporation and a direct wholly owned subsidiary of Qwest. Qwest is a Colorado corporation and is a direct wholly owned subsidiary of QCI. QCI is a publicly traded Delaware corporation. Anshutz Company is a Delaware corporation and the beneficial owner of approximately 39% of the outstanding shares of QCI. Anshutz is the beneficial owner of 100% of the capital stock of Anshutz Company. USTI's, Qwest Communication's, Qwest's, QCI's, Anshutz Company's and Anshutz's principal and business address is 555 17th Street, Denver, Colorado 80202.

 (6) Includes 1,250,000 shares of Common Stock issuable upon conversion of 125,000 shares of Series C Stock owned by USTI and 500,000 shares of Common Stock issuable upon exercise of a warrant owned by USTI.

 (7) Comprises 125,000 shares of Series C Stock.

 (8) Includes 97,460 shares of Common Stock held in family trusts.

 (9) Comprises 1,275,441 shares of Common Stock that may be acquired by Mr. Caldwell upon the exercise of currently exercisable options.

(10) Comprises 168,373 shares of Common Stock that may be acquired by Mr. Anderson upon the exercise of currently exercisable options.

(11) Comprises 101,000 shares of Common Stock that may be acquired by Mr. Groh upon the exercise of currently exercisable options.

(12) Comprises 5,000 shares of Common Stock that may be acquired by Mr. Barnes upon the exercise of currently exercisable options.

(13) Comprises, in each case, 15,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable options.

(14) Includes 633,140 shares of Common Stock that may be acquired by Mr. Ammon upon the exercise of currently exercisable warrants.

(15) Includes 2,489,828 shares of Common Stock that may be acquired by the group upon the exercise of currently exercisable options and warrants.

Item 13. Certain Relationships and Related Transactions


Organization of the Company

  The Company is a closely held corporation organized under Delaware law in December 1997 under the name CGX Communications, Inc. to serve as a holding company for CAIS, Inc. and Cleartel Communications Limited Partnership. CAIS, Inc., a Virginia corporation and the Company's only subsidiary, was formed in May 1996 by certain current Stockholders of the Company to acquire Capital Area, an Internet service provider that was owned by persons unaffiliated with the Company.

  In October 1998, the Company completed a reorganization in which CAIS, Inc., Cleartel Communications, Inc. and Cleartel Communications Limited Partnership became wholly owned subsidiaries of the Company. The Company issued Common Stock in exchange for the ownership of these entities.

  In February 1999, the Company transferred all of its limited partnership interests in Cleartel Communications Limited Partnership to Cleartel Communications, Inc. and Cleartel Communications Limited Partnership was dissolved. The Company then completed a spin-off of Cleartel Communications, Inc. by distributing all of its shares in Cleartel Communications, Inc. to the Company's Stockholders pro rata based on their percentage ownership of the outstanding shares of the Company. As a result of the spin-off, Cleartel Communications ceased to be a subsidiary of the Company.

  In order to raise capital and meet its financing needs, the Company and CAIS, Inc. have engaged in a number of related party transactions, including entering into:

  . certain loans from Ulysses G. Auger, II, the Company's Chief Executive Officer and Chairman of the Board, and Ulysses G. Auger, Sr., a director of the Company, and the conversion of these loans into shares of Series B preferred stock;

  . the private placement of $1 million of Common Stock to R. Theodore Ammon, a director of the Company;

  . a bridge loan with ING (U.S.) Capital LLC, pursuant to which the Company issued ING (U.S.) Capital LLC warrants to purchase 390,000 shares of the Company's Common Stock; and

  .  a private placement of Series A preferred stock to Chancery Lane.

  A description of these and other related party transactions is set forth below.

  In October 1998, the Company completed a reorganization pursuant to which, among other things:

  . CAIS, Inc. was merged with a newly formed acquisition subsidiary of the Company, with CAIS, Inc. surviving as a wholly owned subsidiary of the Company;

  . Cleartel Communications, Inc. which owns certain telecommunications authorizations and was the general partner of Cleartel Communications Limited Partnership, a long distance telecommunications entity owned substantially by the shareholders of CAIS, Inc., was merged with a second newly formed acquisition subsidiary of the Company, with Cleartel Communications, Inc. surviving as a wholly owned subsidiary of the Company;

  . the former shareholders of CAIS, Inc. and Cleartel Communications, Inc. exchanged their shares in such companies for shares of the Company's Common Stock at a rate of 62,938 shares of the Company's Common Stock for each share of Cleartel Communications, Inc. Common Stock and at a rate of 500 shares of the Company's Common Stock for each share of CAIS, Inc.'s Common Stock;

  . the limited partners of Cleartel Communications Limited Partnership, who were substantially the shareholders of Cleartel Communications, Inc., exchanged their limited partnership interests in Cleartel Communications Limited Partnership at a rate of 5,350 shares of the Company's Common Stock for each 1% limited partnership interest in Cleartel Communications Limited Partnership; and

  . CAIS Internet acquired all of the limited partnership interests in Cleartel Communications Limited Partnership and Cleartel became the sole general partner of Cleartel Communications Limited Partnership with a 1% general partnership interest.

  Prior to the reorganization, all of the Company's outstanding Common Stock was held by Ulysses G. Auger, Sr., who held 4,220,982 shares of Common Stock; Ulysses G. Auger, II, who held 4,306,730 shares of Common Stock; the ten Auger Trusts, each holding 8,577 shares of Common Stock; and R. Theodore Ammon, who held 317,073 shares of Common Stock. In addition, Ulysses G. Auger, Sr., Ulysses G. Auger, II, and the ten Auger Trusts held all of the interests in CAIS, Inc., Cleartel Communications, Inc. and Cleartel Communications Limited Partnership.

  Following the reorganization, in exchange for their interests in CAIS, Inc., Cleartel Communications, Inc. and Cleartel Communications Limited Partnership, Ulysses G. Auger, Sr., Ulysses G. Auger, II, and the ten Auger Trusts were given the following shares of the Company's Common Stock:

  . Ulysses G. Auger, Sr., received 258,101 shares of the Company's Common Stock for his 49% limited partnership interest in Cleartel Limited Partnership, 2,675 shares of the Company's Common Stock for his 42.5 shares of Cleartel Communications, Inc., and 245,000 shares of the Company's Common Stock for his 490 shares of CAIS, Inc;

  . Ulysses G. Auger, II, received 266,147 shares of the Company's Common Stock for his 50% limited partnership interest in Cleartel Communications Limited Partnership, 1,337 shares of the Company's Common Stock for his 21.3 shares of Cleartel Communications, Inc. and 250,000 shares of the Company's Common Stock for his 500 shares of CAIS, Inc; and

  . Each of the ten Auger Trusts received 535 shares of the Company's Common Stock for their .10% limited partnership interest in Cleartel Communications Limited Partnership, 134 shares of the Company's Common Stock for their 2.1 shares of Cleartel Communications, Inc. and 500 shares of the Company's Common Stock for their 50 shares of CAIS, Inc.

  Because Mr. Ammon did not have an ownership interest in CAIS, Inc., Cleartel Communications, Inc. or Cleartel Communications Limited Partnership prior to the reorganization, his holdings did not change as a result of the reorganization.

  As a result of the spin-off of Cleartel Communications, Inc., Ulysses G. Auger, Sr. and Ulysses G. Auger, II received 31,512 and 32,161 shares of the Common Stock of Cleartel Communications, Inc., respectively.

Intercompany Relationships

  Prior to and after the October 1998 reorganization, the Company, Cleartel Communications Limited Partnership, Cleartel Communications, Inc. and CAIS, Inc. were all under common ownership and management. During that time, all of these companies purchased goods, services and facilities from each other.

  As of December 31, 1997, 1998 and 1999, the Company owed Cleartel Communications Limited Partnership approximately $3,735,000, $5,342,000, and $0.00, respectively, for monies advanced from Cleartel Communications Limited Partnership to the Company. As of the date of the spin-off of Cleartel Communications, Inc., the total amount of the loan from Cleartel Communications Limited Partnership was $4,941,000. This balance was reduced by $1,450,000 as a result of the Company's assumption of a note payable by Cleartel Communications Limited Partnership to Ulysses G. Auger, Sr., a director of the Company. For a further discussion of the terms of the transaction, please see "--Loans to and from Executive Officers and Affiliates." The loan balance of Cleartel Communications Limited Partnership was further reduced by an additional $1,500,000 with a portion of the proceeds from the Company's issuance of Series A shares. As a result of these reductions, the total principal amount of the loan from Cleartel Communications Limited Partnership was reduced to $1,991,000 in February 1999. No interest is payable in respect of the loan from Cleartel Communications Limited Partnership.

  CAIS Internet provides certain administrative and other support services to Cleartel Communications, Inc. pursuant to a services agreement, at cost plus five percent, until Cleartel Communications, Inc. replaces this arrangement with its own services or outsources such support from third parties, which is expected to occur by the end of 1999. In addition, Cleartel subleases certain office space from the Company at the Company's headquarters in Washington, D.C., according to a sublease agreement between the Company and Cleartel Communications, Inc. The sublease provides that Cleartel Communications, Inc. is responsible for the percentage of the rent as it relates to the square footage that Cleartel Communications, Inc. utilizes. The standard five percent mark up on goods and services is not applied because Cleartel Communications, Inc. did not share in the build-out credits for the new office space. Cleartel Communications, Inc. may also purchase dedicated Internet connections from CAIS, Inc. The Company believes that these arrangements are at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

  CAIS Internet may purchase certain services from Cleartel Communications, Inc. including, but not limited to:

  . the license of certain co-location space at Cleartel Communications, Inc.'s switch site facilities in Washington, D.C.;

  . the purchase of certain long distance telephone and other telecommunications services; and

  . the purchase of certain private branch exchange, telephone and other telecommunications equipment and computer equipment.

Real Property Leases

  Until February 25, 1999, Cleartel Communications Limited Partnership leased its corporate headquarters office space from Ulysses G. Auger, Sr., a director of the Company, and Lulu H. Auger, his wife. The lease for the space expired on February 28, 1996; however, the parties verbally agreed to extend the lease until February 25, 1999. Cleartel Communications Limited Partnership paid total annual rents of $180,000 for the space during each of the years ended December 31, 1996, 1997 and 1998. The Company believes that the terms of the lease, including the rental rate, were at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

  On November 21, 1998, the Company entered into a ten-year lease for its corporate headquarters office space in Washington, D.C. commencing February 15, 1999. Ulysses G. Auger, Sr. and Lulu H. Auger hold a 44.8% limited partnership interest in the entity which owns the building. Annual base rent is $861,250, subject to annual adjustments. The Company believes that the terms of the lease, including the rental rate, are at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

Loans to and from Executive Officers and Affiliates

  CAIS, Inc. had a note payable due to Ulysses G. Auger, II, the Company's Chairman and Chief Executive Officer, in the principal amount of $100,000, dated as of March 15, 1996. The note bore interest at a rate of 10% per annum, and was payable as follows: accrued interest due monthly on the 15th day of each month, and the $100,000 in principal due on March 15, 1999.

  CAIS, Inc. had a note payable due to Ulysses G. Auger, II in the principal amount of $250,000, dated as of October 31, 1997. The note bore interest at a rate of 10% per annum, and was payable as follows: accrued interest due monthly on the last day of each month, and the $250,000 in principal due on April 30, 1999.

  CAIS, Inc. had a note payable due to Ulysses G. Auger, Sr., a director of the Company, in the principal amount of $1,000,000, dated as of May 8, 1996. The note bore interest at a rate of 13% per annum, and was payable as follows: monthly installments of $10,000 plus interest commencing on June 8, 1996, and continuing thereafter on the 8th of each month, until May 8, 1999, whereupon the remaining outstanding principal balance and any accrued and unpaid interest are due.

  CAIS Internet had a note payable due to Ulysses G. Auger, Sr. in the principal amount of $500,000, dated as of February 27, 1998. The note bore interest at a rate of 10% per annum, and was payable as follows: accrued interest due monthly on the 27th day of each month, and the $500,000 in principal due on February 27, 1999.

  CAIS Internet had a note payable due to Ulysses G. Auger, Sr. in the amount of $500,000, dated as of July 9, 1998. The note bore interest at a rate of 10% per annum, and was payable as follows: accrued interest due quarterly on the 9th day of each month, and the $500,000 in principal due on July 9, 1999.

  CAIS Internet had a note payable due to Ulysses G. Auger, Sr. in the principal amount of $1,000,000, dated as of January 6, 1999. The note bore interest at a rate of 10% per annum, and was payable as follows: accrued interest due quarterly on the 6th day of each quarter, and the $1,000,000 in principal due on demand upon thirty days advance written notice by the holder of the note to the Company.

  All of the foregoing promissory notes were subordinated to the loans made to these companies by ING (U.S.) Capital LLC, pursuant to the credit agreement the Company entered into with ING (U.S.) Capital LLC.

  Cleartel Communications Limited Partnership had a note payable due to Ulysses G. Auger, Sr. in the principal amount of $2.1 million, dated as of January 2, 1994. The note bore interest at a rate of 1% per annum, plus the prime rate, and was payable as follows: accrued interest in arrears due monthly on the first day of each month, and the principal balance, together with all interest accrued and unpaid, due on August 1, 2001.

  Immediately prior to the spin-off of Cleartel Communications, Inc.:

  . Mr. Auger, Sr. contributed $650,000 of such principal to the capital of Cleartel Communications, Inc. and forgave accrued interest of $434,123;

  . in consideration of indebtedness in the total principal amount of $4,941,000 owed by CAIS, Inc. to Cleartel Communications Limited Partnership, the Company assumed the remaining obligations on this note in the total principal amount of $1,450,000;

  . all of the foregoing remaining indebtedness owed by the Company and CAIS, Inc. to Ulysses G. Auger, Sr., in the total principal amount of $4,083,000, plus accrued interest totaling $89,757, was exchanged for a total of 1,025,247 Series B shares; and

  . all of the foregoing indebtedness owed by CAIS, Inc. to Ulysses G. Auger, II, in the total principal amount of $350,000, plus accrued interest totaling $34,339, was exchanged for a total of 94,432 Series B shares.

  In May 1999, the Company loaned $400,000 in an unsecured, full recourse loan to Gary H. Rabin, Executive Vice President of the Company. The loan bears interest at the rate of 7% per annum, with interest payable quarterly. The principal amount is due three years from the date of the loan. The loan was an inducement for Mr. Rabin's employment and contains no limitations on use.

  In December 1999, the Company loaned $50,000 in an unsecured, full recourse loan to Stephen Roberts, the Company's Senior Vice President for Internet Access. The loan bears interest at the rate of 7% per annum, with interest payable quarterly. The principal amount is due three years from the date of the loan. The loan was an inducement for Mr. Roberts' employment and contains no limitations on use.

Other Transactions

  For the past several years, Richard F. Levin, a director of the Company, has performed legal services on the Company's behalf in his capacity as a partner in the Washington, D.C., law firm of Grossberg, Yochelson, Fox & Beyda. However, at no time were the fees paid by the Company to the law firm in excess of 5% of the law firm's gross revenues. The Company believes that the costs of such services are at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

  During 1999, the Company paid $125,000 to Big Flower Holdings, Inc. ("Big Flower") for the use of its corporate jet during the road show for the Company's initial public offering. R. Theodore Ammon, a director of the Company, is Chairman of the Board of Big Flower. The Company believes that the cost was comparable with amounts which would have been paid to an unaffiliated third party.

  On September 29, 1999, the Company purchased 12,766 shares of its Common Stock at a purchase price of $11.75 per share (the fair market value per share of the Common Stock) from Peter Van Horne, a former shareholder of Atcom and current officer of the Company.

Issuances of Securities

  On February 19, 1999, pursuant to a private placement and in exchange for approximately $4.6 million of indebtedness owed by the Company or CAIS, Inc. to Ulysses G. Auger, Sr. and Ulysses G. Auger, II, the Company issued 1,119,679 Series B shares to Ulysses G. Auger, Sr. and Ulysses G. Auger, II.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          CAIS Internet, Inc.

                                          By:

                                              /s/ Ulysses G. Auger, II ____

                                                Ulysses G. Auger, II

                                                Chairman of the Board and

                                                  Chief Executive Officer

                                                April 27, 2000