Form 10-Q
period 2000-03-31
CAIS INTERNET INC
filed 2000-05-15
CIK 1078404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the Quarterly Period ended March 31, 2000

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                       Commission file number: 000-26103

           ---------------------------------------------------------
                              CAIS INTERNET, INC.
             (Exact name of registrant as specified in it charter)

           ---------------------------------------------------------


           Delaware                                     52-2066769
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                       Idenfication No.)

1255 22nd Street, N.W., Fourth Floor, Washington, D.C.                20037
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

Title of each class
-------------------
Common Stock, $.01 par value
23,001,397 shares outstanding on May 1, 2000

                              CAIS INTERNET, INC.
                                   FORM 10-Q
                 For the Quarterly Period Ended March 31, 2000

                                     INDEX



                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of March 31, 2000 and
         December 31, 1999.                                               4

        Consolidated Condensed Statements of Operations for the Three
         Months Ended March 31, 2000 and 1999.                            5

        Consolidated Condensed Statements of Changes in Stockholders'
         Equity for the Three Months Ended March 31, 2000.                6

        Consolidated Condensed Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999.                            7

        Notes to Consolidated Condensed Financial Statements.             8

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations.                  17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.      23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                               24

Item 2. Changes in Securities and Use of Proceeds.                       24

Item 6. Exhibits and Reports on Form 8-K.                                24

Signatures                                                               25

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risks and Other Important Factors," among others, and in the Company's 1999 Annual Report on Form 10-K and the Company's Prospectus dated May 20, 1999, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

  This Quarterly Report on Form 10-Q contains trademarks of the Company and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to "CAIS" or the "Registrant" are to CAIS Internet, Inc. and its subsidiaries.

                              CAIS INTERNET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                          March 31, 2000      December 31, 1999
                                                          --------------      -----------------
                                                            (Unaudited)
Current assets
  Cash and cash equivalents                                 $  26,952             $ 17,120
  Short-term investments                                       29,347               16,501
  Accounts receivable, net of allowance for doubtful
    accounts of $513 and $249, respectively                     3,949                3,090
  Prepaid expenses and other current assets                     6,560                2,571
                                                            ---------             --------
    Total current assets                                       66,808               39,282

Property and equipment, net                                   119,246               90,476
Deferred debt financing costs, net                              1,260                1,499
Intangible assets and goodwill, net                            54,575               51,059
Receivable from officers                                          450                  450
Other assets                                                    5,172                4,185
                                                            ---------             --------
    Total assets                                            $ 247,511             $186,951
                                                            =========             ========
Current liabilities
  Accounts payable and accrued expenses                     $  51,599             $ 53,779
  Current portion of long-term debt                             8,384                2,680
  Obligations under capital lease                                 181                  312
  Unearned revenues                                             1,039                  846
                                                            ---------             --------
    Total current liabilities                                  61,203               57,617

Long-term debt, net of current portion                          9,144                    -
Other long-term liabilities                                       688                  718
                                                            ---------             --------
    Total liabilities                                          71,035               58,335
                                                            ---------             --------
Series C cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value; 125,000 shares
  authorized, issued and outstanding as of March 31, 2000
  and December 31, 1999 (aggregate liquidation preference
  of $15,638 and $15,319, respectively)                        15,638               15,319
                                                            ---------             --------
Series D cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value;  9,620,393 shares
  authorized; 5,276,622 shares issued and outstanding
  as of March 31, 2000 (aggregate  liquidation preference
  of $74,304)                                                  74,304                    -
                                                            ---------             --------
Put warrants                                                    1,267                1,267
                                                            ---------             --------
Commitments and contingencies

Stockholders' equity
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 23,204,879 and 22,608,331 shares issued,
    and 23,192,113 and 22,595,565 shares outstanding,
    respectively                                                  232                  226
  Additional paid-in capital                                  206,877              188,569
  Warrants outstanding                                         51,235               13,234
  Deferred compensation                                        (2,254)              (2,673)
  Treasury stock, 12,766 shares of common stock                  (150)                (150)
  Accumulated deficit                                        (170,673)             (87,176)
                                                            ---------             --------
    Total stockholders' equity                                 85,267              112,030
                                                            ---------             --------
    Total liabilities and stockholders' equity              $ 247,511             $186,951
                                                            =========             ========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              CAIS INTERNET, INC.
               CONSOLIDATED CONDENSED STATEMENTS  OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                 2000         1999
                                                              --------      -------
Net Revenues:
    Services                                                     5,766        1,603
    Equipment                                                    1,101            6
                                                              --------      -------
        Total net revenues                                       6,867        1,609
                                                              --------      -------
Cost of revenues:
    Services                                                     5,005        1,048
    Equipment                                                    1,007            2
                                                              --------      -------
        Total cost of revenues                                   6,012        1,050
                                                              --------      -------
Operating expenses:
    Selling, general and administrative                         18,486        3,747
    Research and development                                     1,185           44
    Depreciation and amortization                                5,752          350
    Non-cash compensation                                          419          392
                                                              --------      -------
        Total operating expenses                                25,842        4,533
                                                              --------      -------
Loss from operations                                           (24,987)      (3,974)

Interest income (expense), net:
    Interest income                                                655            -
    Interest expense                                              (317)        (677)
                                                              --------      -------
        Total interest income (expense), net                       338         (677)
                                                              --------      -------

Loss from continuing operations                                (24,649)      (4,651)
    Loss from discontinued operations                                -         (340)
                                                              --------      -------

Net loss                                                       (24,649)      (4,991)
    Dividends and accretion on preferred stock                 (58,848)        (171)
                                                              --------      -------
Net loss attributable to common stockholders                  $(83,497)     $(5,162)
                                                              ========      =======

Basic and diluted earnings (loss) per share:
    Loss attributable to common stockholders before
      discontinued operations                                   $(3.64)      $(0.48)
    Discontinued operations                                          -        (0.04)
                                                              --------      -------
        Total                                                   $(3.64)      $(0.52)
                                                              ========      =======
Basic and diluted weighted-average shares outstanding           22,918        9,990
                                                              ========      =======

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.

                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                               Redeemable Convertible Preferred Stock
                                             -------------------------------------------
                                                Series C                Series D
                                             ------------------      -------------------      Put
                                             Shares    Amount        Shares      Amount     Warrants
                                             ------   --------       ------    ---------    --------
December 31, 1999                              125     $15,319           -     $     -        $1,267
  Issuance of Series D Preferred
    Stock, net of offering costs
    of $6,285, fair value of
    beneficial conversion feature
    of $15,670 and value of warrants to
    purchase Series E Preferred Stock
    of $36,143                                   -           -       5,277      15,775             -
  Accretion of Series D preferred
    stock to liquidation preference              -           -           -      58,098             -
  Accrued dividends on
    preferred shares                             -         319           -         431             -
  Issuance of warrants to
    third party                                  -           -           -           -             -
  Amortization of unearned
    compensation                                 -           -           -           -             -
  Issuance of common stock for
    acquisition                                  -           -           -           -             -
  Accrued contingent consideration
    for acquisition                              -           -           -           -             -
  Exercise of stock options                      -           -           -           -             -
  Net loss                                       -           -           -           -             -
                                             ------   --------       ------    ---------    --------
March 31, 2000                                 125     $15,638       5,277     $74,304        $1,267
                                             ======   ========       ======    =========    ========
                                                                                          (continued)

                                                                     Stockholders' Equity
                                     --------------------------------------------------------------------------------------------
                                      Common Stock       Additional
                                     -----------------     Paid-In     Warrants      Deferred    Treasury   Accumulated
                                      Shares      Par      Capital    Outstanding  Compensation   Stock       Deficit     Total
                                     --------   ------    ----------  -----------  ------------  --------   -----------  --------

December 31, 1999                      22,608     $226      $188,569    $13,234       $(2,673)    $(150)    $ (87,176)   $112,030
  Issuance of Series D Preferred
    Stock, net of offering costs
    of $6,285, fair value of
    beneficial conversion feature
    of $15,670 and value of
    warrants to purchase Series E
    Preferred Stock of $36,143              -        -        15,670     36,143             -         -             -      51,813
  Accretion of Series D preferred
    stock to liquidation preference         -        -             -          -             -         -       (58,098)    (58,098)
  Accrued dividends on
    preferred shares                        -        -             -          -             -         -          (750)       (750)
  Issuance of warrants to
    third party                             -        -             -      1,858             -         -             -       1,858
  Amortization of unearned
    compensation                            -        -             -          -           419         -             -         419
  Issuance of common stock for
    acquisition                            40        1           954          -             -         -             -         955
  Accrued contingent consideration
    for acquisition                         -        -         1,000          -             -         -             -       1,000
  Exercise of stock options               557        5           684          -             -         -             -         689
  Net loss                                  -        -             -          -             -         -       (24,649)    (24,649)
                                     --------   ------    ----------   ----------  ------------  --------   -----------  --------
March 31, 2000                         23,205     $232      $206,877    $51,235       $(2,254)    $(150)    $(170,673)   $ 85,267
                                     ========   ======    ==========   ==========  ============  ========   ===========  ========
                                                                                                                         (concluded)

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           2000          1999
                                                         ---------     --------
Cash flows from operating activities:                    $(24,649)     $(4,991)
   Net loss
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Non-cash compensation pursuant to stock options          419          392
     Amortization of debt discount and deferred
       financing costs                                        123          464
     Depreciation and amortization                          5,752          350
     Depreciation amortization of discontinued
       operations                                               -           58
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable, net                              (859)        (232)
       Prepaid expenses and other current assets           (1,960)         (69)
       Other assets                                          (291)           -
       Accounts payable and accrued liabilities            (2,065)           2
       Payable to discontinued operations                       -       (1,500)
       Unearned revenues                                      193           54
       Other long-term liabilities                            (30)           -
       Changes in operating assets and liabilities
         of discontinued operations                             -          (73)
                                                         ---------     --------
         Net cash used in operating activities            (23,367)      (5,545)
                                                         ---------     --------
Cash flows from investing activities:
   Purchases of property and equipment                    (28,730)        (749)
   Purchases of property and equipment of
     discontinued operations                                    -          (14)
   Purchases of restricted investments                     (3,865)           -
   Purchases of short-term investments                    (12,846)           -
   Cash paid for acquisitions                              (1,189)           -
   Payment of visitor-based and multi-family
     network contract rights                               (3,190)           -
   Net payments received on notes receivable                    -           68
   Net payments received on related party accounts
     receivable                                                25            2
                                                         ---------     --------
         Net cash used in investing activities            (49,795)        (693)
                                                         ---------     --------
Cash flows from financing activities:
   Net borrowings under receivables-
     based credit facility of discontinued operations           -          313
   Borrowings under long-term debt                         14,848            -
   Borrowings under notes payable--related parties              -        1,000
   Principal payments under capital lease obligations        (131)         (11)
   Payment of loan commitment, debt financing, and
     offering costs                                             -         (601)
   Net proceeds from issuance of Series A
     preferred stock                                            -       11,365
   Net proceeds from issuance of Series D
     preferred stock                                       67,588            -
   Proceeds from issuance of common stock                     689            -
                                                         ---------     --------
         Net cash provided by financing activities         82,994       12,066
                                                         ---------     --------

Net increase in cash and cash equivalents                   9,832        5,828
Cash and cash equivalents, beginning of period             17,120           95
                                                         --------      -------
Cash and cash equivalents, end of period                 $ 26,952      $ 5,923
                                                         ========      =======

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)

1. Business Description:

Overview

  CAIS Internet, Inc. (the "Company") is a nationwide provider of broadband Internet access solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas using its patented OverVoice solution and IPORT server software; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, including digital subscriber line ("DSL") services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services. The Company's headquarters are in Washington, D.C.


Organization

  CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc. ("CGX") as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership ("Cleartel"), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS and Cleartel became wholly owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders and changed its name from CGX Communications, Inc. In May 1999, the Company became a public company through the completion of an intitial public offering ("IPO") of its common stock.



Risks and Other Important Factors

  The Company has devoted substantial resources to the buildout of its networks and the expansion of its marketing programs. As a result, the Company has historically experienced operating losses and negative cash flows. These operating losses and negative cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company will become profitable or generate positive cash flows.

  As of March 31, 2000, the Company had cash and cash equivalents and short-term investments of approximately $56.3 million. In February 2000, the Company issued $73.9 million of Series D convertible preferred stock pursuant to a December 1999 stock purchase agreement for net proceeds of $67.6 million, and in April 2000 the Company issued an additional $26.1 million Series D convertible preferred stock pursuant to the same stock purchase agreement for net proceeds of $25.0 million (see Note 5). During the second quarter of 2000, the Company has entered into additional preferred stock investment agreements (see Notes 5 and 9). The Company expects to seek additional financing to meet its planned capital expenditures over the next year. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition and rapid technological change. The Company's future plans are substantially dependent on the successful roll-out of its visitor-based and multi-family networks. Net revenues generated from visitor-based and multi-family networks were approximately $4,065,000 for the three months ended March 31, 2000. There can be no assurance that the Company will be successful in its roll-out of services nor can there be any assurance that the Company will be successful in defending its related patent rights. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company.

2. Summary of Significant Accounting Policies:

Basis of Presentation

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.


Consolidated Financial Statements

  The consolidated condensed financial statements include the results of the Company and its wholly-owned subsidiaries. These results include CAIS, Inc. for all periods presented, CAIS Software Solutions Inc. ("CAISSoft") formerly known as Atcom, Inc. ("Atcom") and Business Anywhere USA, Inc. ("Business Anywhere") from their respective acquistion dates in September 1999.

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


Net Loss Per Share

  Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options, warrants and preferred shares are not reflected in diluted loss per share since their effect would be antidilutive. As of March 31, 2000, there were options and warrants to purchase approximately 4,809,000 shares of common stock, and Series C and D preferred shares which, upon their conversion, would cause the issuance of approximately 5,727,000 shares of common stock.


Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the three months ended March 31, 2000 and 1999.


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

Cash and Cash Equivalents and Short-Term Investments

  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market accounts that are available on demand. Short-term investments consist of investment-grade commercial paper with original maturities greater than 90 days. The carrying amounts of cash and cash equivalents and short-term investments in the accompanying consolidated condensed balance sheets approximate fair value.


Excess of Cost over Net Assets Acquired (Goodwill)

  Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Capital Area Internet Service, Inc. ("Capital Area") in May 1996, Atcom and Business Anywhere in September 1999, QuickATM, LLC ("QuickATM") and Hub Internet Services, Inc. ("Hub Internet") in March 2000 (see Note 7). Additional purchase consideration of $1,000,000 for the acquisition of Business Anywhere was recorded in March 2000. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and intangibles was approximately $3,693,000 and $192,000 for the three months ended March 31, 2000 and 1999, respectively. Goodwill with respect to the Capital Area acquisition was fully amortized in May 1999.


Visitor-based and Multi-family Network Contract Rights

  The Company makes up-front contract payments to its contract partners in connection with entering into long-term master agreements for visitor-based and multi-family networks. These payments give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net total balance of these payments was approximately $13,673,000 and $11,153,000 as of March 31, 2000 and December 31, 1999, respectively, and is included in intangible assets and goodwill in the accompanying consolidated condensed balance sheets. The payments are amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the three months ended March 31, 2000 was approximately $670,000.

Non-cash compensation

  Non-cash compensation is recorded for stock options granted to certain executives in 1997, 1998, and 1999 at exercise prices less than the estimated fair market value at the dates of the grants. The non-cash compensation expense is recorded over the vesting periods of the options and was approximately $419,000 and $392,000 for the three months ended March 31, 2000 and 1999, respectively.

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

  During the three months ended March 31, 2000 and 1999, the Company and Cleartel shared certain support services such as bookkeeping, information systems, and advertising and marketing support. After the spin-off of Cleartel in February 1999, the Company provided these services at a cost plus a fixed percentage. Amounts charged for services are included as an offset to the respective operating expenses in the accompanying statements of operations. A summary of these transactions is as follows (in thousands, unaudited):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      2000      1999
                                                    --------  --------
 Bookkeeping, MIS, advertising, and marketing
  support.......................................    $    20   $    60
 Office lease...................................    $     9   $    40

  The Company does not expect the support and amounts charged for services subsequent to March 31, 2000 to have a material impact on its financial statements.


4. Financing and Debt:

  The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of March 31, 2000, the Company had borrowed approximately $4.7 million under this credit facility. Borrowings outstanding as of March 31, 2000 incur interest expense at rates ranging from 10.7 to 10.9 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios. The Company obtained a waiver from Nortel Networks in May 2000 for violation of a certain financial covenant and non-montetary loan agreement provisions as of March 31, 2000.

  The Company and Cisco Systems Capital Corporation ("Cisco") entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of March 31, 2000, the Company had borrowed approximately $12.8 million under this credit facility. Borrowings outstanding as of March 31, 2000 incur interest expense at approximately 12.0 percent. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel Networks facility, in which assets Cisco will have a second priority lien. In March 2000, the Company and Cisco amended the financial covenants of this agreement for the remainder of the term of this facility.

  Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company has recorded debt financing costs of approximately $1.5 million as of March 31, 2000 in connection with completing the Nortel Networks and Cisco lines of credit. The deferred debt financing costs are being amortized over the terms of the equipment financing agreements and are included in interest expense. The amortization was approximately $165,000 for the three months ended March 31, 2000.


5.  Stockholders' Equity:

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


Convertible Preferred Stock and Warrants

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

  In September 1999, the Company issued 125,000 shares of Series C Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share to Qwest Communications Corporation ("Qwest") for total gross proceeds of $15,000,000, less approximately $40,000 of offering costs paid to third parties. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled:

(i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of Common Stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock or September 2001; and (ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock, or September 2002.

  Approximately $3.9 million of the proceeds received were allocated to the value of the warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share. The warrants have been valued at their estimated fair value of $7.70 per share (or approximately $3,851,000 in the aggregate) based on the Black-Scholes valuation model. The warrants expire on October 28, 2002.

  In February 2000, the Company issued 5,276,622 shares of Series D Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") to CII Ventures LLC, an affiliate of the private investment firm Kohlberg Kravis Roberts and Company ("KKR") for gross proceeds of $73,873,000, less approximately $6,285,000 in offering costs. In April 2000, the Company issued the remaining 1,866,235 shares of Series D Preferred Stock for an additional net proceeds of $25,000,000. The Series D Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $16.50 per share (or 6,060,606 common shares based on the $100 million investment), subject to adjustment. The Company also issued a one-year option for CII Ventures LLC to purchase 7,142,857 shares of Series E Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series E Preferred Stock"). The Series E Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $20.00 per share (or 5,000,000 common shares based on a $100 million investment), subject to adjustment. The holders of the Series D and Series E Preferred Stock will be entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly.

  On the date of the stock purchase agreement, the conversion price of the Series D preferred stock was less than the closing market price of the Company's common stock. Accordingly, approximately $15.7 million of the proceeds were allocated to additional paid-in capital to recognize the beneficial conversion feature. Approximately $36.1 million of the proceeds received were allocated to the value of the option to purchase the Series E Preferred Stock. The option has been valued at its estimated fair value of $7.23 per share based on the Black-Scholes valuation model. As the Series D Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants and the beneficial conversion feature) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements.

  KKR was entitled to appoint two members to the Company's Board of Directors in February 2000. KKR also has certain stock registration rights, and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

  On March 20, 2000, the Company also entered into an agreement with 3Com Corporation ("3Com") for the issuance of 20,000 shares of Series G Preferred Stock for total gross proceeds of $20 million. The Series G Preferred Stock is initially convertible into approximately 556,000 shares of CAIS common stock. The Company also agreed to purchase $10 million of 3Com equipment over the next year. The closing of the agreement is subject to the negotiation of a definitive commercial and marketing agreement and approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

  The Company granted a warrant to Bass Hotels & Resorts, Inc. ("Bass") to purchase 63,000 shares of common stock, in connection with the parties' agreement to provide the Company's services to Bass properties. The warrant has been valued at the estimated fair value of approximately $1,858,000 based on the Black-Scholes valuation model. The warrant has an exercise price of approximately $40.01 per share, and expires on February 1, 2005.

6. Commitments and Contingencies:

Litigation

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

Regulatory Matters

  At the present time, Internet Service Providers ("ISPs") like the Company are not subject to direct regulation by the Federal Communications Commission ("FCC") even though they provide Internet access through transmission over public telephone lines. However, as the growth of the Internet industry continues, there has been considerable discussion and debate about whether the industry should be subjected to regulation. This regulation could include universal service subsidies for local telephone services and enhanced communications systems for schools, libraries and certain health care providers. Local telephone companies could be allowed to charge ISPs for the use of their local telephone network to originate calls, similar to charges currently assessed on long distance telecommunications companies. In addition, many state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and excise taxes.

7. Acquisition

  On March 15, 2000, CAISSoft, a wholly-owned subsidiary of the Company, purchased the contracts, intellectual property, and certain other assets of QuickATM for a purchase price of $500,000 in cash, and $1,250,000 in the Company's common stock. The Company issued approximately 40,000 shares of common stock valued at $23.75 per share.

8. Segment Reporting

  The Company has two reportable segments: visitor-based and multi-family networks ("Networks") and Internet Services (see Note 1). Networks includes the Company's wholly-owned subsidiaries, CAISSoft and Business Anywhere. The accounting principles of the segments are the same as those applied in the consolidated condensed financial statements. Since the Company's expansion and capital expenditures are driven by current and expected growth in the Networks segment, the revenues and costs of the Internet Services segment are being reported on an incremental basis, without any allocations of shared network expenses and corporate overhead. This reporting methodology is a change from that utilized in the Company's 1999 filings in which Networks was treated as the incremental segment without any allocation of shared network expenses and corporate overhead. 1999 segment information has been restated to be consistent with the new methodology. Interest is allocated based upon the respective percentage of losses before interest of the two segments.

  The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands, unaudited):

                                        Three Months Ended March 31, 2000
                                        ------------------------------------
                                        Internet
                                        Services      Networks  Consolidated
                                        --------      --------  ------------
Revenues                                $ 2,802       $  4,065    $  6,867
Depreciation and amortization                 6          5,746       5,752
Interest income (expense), net               40            298         338
Segment losses                           (2,460)       (22,189)    (24,649)
Segment assets                            4,977        176,150     181,127
Expenditures for segment assets              --         30,141      30,141

                                        Three Months Ended March 31, 1999
                                        ------------------------------------
                                        Internet
                                        Services      Networks  Consolidated
                                        --------      --------  ------------
Revenues                                $ 1,596       $     13    $  1,609
Depreciation and amortization                 3            347         350
Interest income (expense), net              (92)          (585)       (677)
Segment losses                              (30)        (4,622)     (4,652)
Segment assets                              833          4,215       5,048
Expenditures for segment assets              --            160         160

The following is a reconciliation of the reportable segments' assets to the Company's consolidated totals (in thousands, unaudited):

                                                                March 31,   March 31,
                                                                  2000        1999
                                                                --------    -------
Assets
Total assets for reportable segments                            $181,127    $ 5,049
Total current assets, excluding reportable segment assets         59,896      6,219
Deferred financing and offering costs, net                         1,260      2,071
Other long term assets, excluding reportable segment assets        4,778         --
Receivable from officer                                              450         --
                                                                --------    -------
Consolidated total assets                                       $247,511    $13,339
                                                                ========    =======


9. Subsequent Events

  Effective March 21, 2000, the Company and Atcom entered into Amendment No.3 to the Amended and Restated Agreement and Plan of Merger. Pursuant to this Amendment, the Company redeemed 600,000 shares of the Company's common stock at a redemption price of $30.00 per share in April 2000. The Company will record an earnings charge of approximately $1.3 million in the second quarter for the premium paid over the fair value to acquire the shares, and hold the shares in treasury. Additionally, the Company issued approximately 381,000 shares of common stock in the second quarter to Atcom shareholders. The Company will record an earnings charge in the second quarter of approximately $9.0 million as a result of the additional consideration.

  In May 2000, the Company and Microsoft Corporation ("Microsoft") entered into a commercial agreement to distribute Internet content to the Company's target markets. In connection with the commercial agreement, Microsoft also agreed to purchase 40,000 shares of Series F Preferred Stock for total gross proceeds of $40 million. The Series F shares are initially convertible into approximately 1,667,000 shares of common stock at a conversion price of $24.00 per share. The Company also agreed to grant Microsoft a warrant to purchase up to 600,000 shares of common stock at an exercise price of $24.00 per share, expiring in April 2005. Microsoft could also be eligible for an additional warrant to purchase up to 900,000 shares of common stock at exercise prices between $45.00 and $65.00 per share, expiring in April 2005, based upon the Company's performance against certain operational milestones. The closing of the transaction is subject to approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the Notes thereto contained herein under Item 1.

  The cautionary statements set forth below and elsewhere in this Report identify important risks and uncertainties that could materially adversely affect the Company's business, financial condition, results of operations or prospects.


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

  During the years ended December 31, 1997, 1998 and 1999, the Company derived a majority of its revenue from the sale of various Internet services, including always-on Internet access services, web hosting and domain registration services and, to a lesser extent, dial-up Internet access. Beginning in the third quarter of 1999, the Company began to increase its visitor-based and multi-family networks revenues, as it began to install its services in various hotels and apartment communities, and acquire complementary businesses. The Company incurred significant costs and devoted substantial resources associated with the research, development and deployment of its visitor-based and multi-family networks services. The costs included equipment, contract labor for surveys and the actual property installation, and Internet bandwidth and local loop connection charges. The Company capitalizes the costs of installations in hotels and apartment buildings, including equipment and labor.

  Through its bandwidth purchase in the Qwest IRU, the Company has made a significant investment in its nationwide network infrastructure. The Company requires substantial capital to fully develop and implement its business plan, and to fund start-up losses. The Company devotes considerable resources to sales and marketing for the sale of its services in hotels and apartment communities and its DSL services in the commercial and residential markets. The Company plans to continue to expand its research and development activities to develop new products and services to be offered using its patented OverVoice and IPORT technologies.

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

Business Segments

The Company has two reportable business segments, the financial results of which are included in the Notes in Item 1:

1. Visitor-based and Multifamily Networks. The Company delivers high-speed Internet access and content solutions to hotels, apartment communities and other public areas across existing telephone lines at speeds up to 175 times faster than 56K dial-up modems. As of March 31, 2000, the Company had master contracts to provide its services in approximately 10,400 properties and 1.5 million units/rooms.

2. Internet Services. The primary services in the Company's Internet Services segment include business digital subscriber line (HyperLan DSL), always-on access and web hosting:

  a. HyperDSL Services: In 1999 the Company initiated its roll-out of a new always-on, high-speed Internet access service using DSL technology under the name HyperLan DSL. The Company partners with Covad Communications Group to provide this service to small and medium-sized businesses.

  b. High-Speed Always-On Access and Other Services: The Company provides dedicated Internet access to businesses and other Internet providers, including T-1, fractional T-1, DS-3 and fractional DS-3 services. The Company also provides web hosting and colocation services. In addition, the Company provides dial-up and other narrowband connectivity services which are not marketed generally.


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

  In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1, and has been adopted by the Company. SOP No. 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement has not materially impacted the Company's revenues, results of operations or financial position.

The Company generates several types of software revenue including the following:

  License and Sublicense Fees. The Company's standard license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon delivery provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

  Support Agreements. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in net revenues in the accompanying statements of operations.

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


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Net revenues. Net revenues for the three months ended March 31, 2000 increased 327% to approximately $6,867,000 from approximately $1,609,000 for the three months ended March 31, 1999. Net revenues increased primarily due to an increase of approximately $4,052,000 in visitor-based and multi-family networks revenue (of which approximately $1,082,000 was for equipment sales), $1,236,000 in DSL revenues, $130,000 in web hosting services. The increases were due to an increase in the number of properties and customers for these services.

  Cost of revenues. Cost of revenues for the three months ended March 31, 2000 totaled approximately $6,012,000 or 87% of net revenues, compared to approximately $1,050,000 or 65% of net revenues for the three months ended
March 31, 1999. This increase resulted primarily from increases of approximately $2,435,000 in visitor-based and multi-family network charges for bandwidth, local loop and network installation, $1,007,000 in charges for visitor-based and multi-family networks equipment sales, $1,485,000 in DSL charges for customer connectivity, equipment and installation, and $53,000 in other Internet access costs.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 totaled approximately $18,486,000 or 269% of net revenues, compared to approximately $3,747,000 or 233% of net revenues for the three months ended March 31, 1999. This increase resulted primarily from increases of $12,279,000 related to visitor-based and multi-family networks and Internet Services payroll and payroll related administrative costs, and $2,459,000 related to marketing, advertising, and other administrative expenses.

  Research and development. Research and development for the three months ended March 31, 2000 totaled approximately $1,185,000 or 17% of net revenues, compared to approximately $44,000, or 3% of net revenues for the three months ended March 31, 1999. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition in September 1999 and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $5,752,000 for the three months ended March 31, 2000, compared to approximately $350,000 for the three months ended March 31, 1999. This increase resulted from an increase of $1,106,000 in depreciation of capital assets to support the expansion of the Company's network, $795,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $3,501,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

  Non-cash compensation. Non-cash compensation totaled approximately
$419,000 for the three months ended March 31, 2000, compared to approximately $392,000 for the three months ended March 31, 1999. This increase resulted from the amortization of deferred compensation related to additional stock options granted in 1999.

  Interest income (expense), net. Interest income (expense), net totaled income of approximately $338,000 for the three months ended March 31, 2000, compared to expense of approximately $677,000 for the three months ended March 31, 1999. This income total was attributable primarily to interest income earned from the proceeds of the IPO and sales of preferred stock, offset by interest expense and the amortization of financing costs related to the Company's financing agreements.

  Loss from continuing operations. Loss from continuing operations totaled approximately $24,649,000 for the three months ended March 31, 2000, compared to approximately $4,651,000 for the three months ended March 31, 1999, due to the foregoing factors.

  Loss from discontinued operations. There was no income or loss from discontinued operations for the three months ended March 31, 2000 due to the spinoff of Cleartel in February 1999. Loss from discontinued operations of Cleartel totaled approximately $340,000 for the three months ended March 31, 1999.


Liquidity and Capital Resources

  Prior to the IPO, the Company financed its operations with various debt and private equity placements. Net cash used in operating activities for the three months ended March 31, 2000 and 1999 was approximately $23,367,000 and $5,545,000, respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities.

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

  In September 1999, the Company issued to Qwest 125,000 shares of Series C Preferred Stock, which is initially convertible into 1,250,000 shares of common stock for total gross proceeds of $15,000,000. It also issued warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $12.00 per share. The Series C Preferred Stock ranks prior to the Company's common stock with respect to dividends and rights upon liquidation, dissolution, or winding up of the Company. Each holder of Series C Preferred Stock is entitled: (i) to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends of $10.20 per annum per share; (ii) to a liquidation preference equal to the sum of $120.00 per share, plus any accrued but unpaid dividends; (iii) to the number of votes equal to the number of whole shares of common stock into which all of the shares of Series C Preferred Stock held by such holder are convertible; and (iv) to certain demand and piggyback registration rights. Subject to certain limitations, each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock at the ratio of ten common shares for each share of Series C Preferred Stock. The Company shall redeem (i) up to 41,667 shares of the Series C Preferred Stock by the second anniversary of the date of issuance of the Series C Preferred Stock, or September 2001; and
(ii) the remaining shares of the Series C Preferred Stock upon the third anniversary of the date of issuance of the Series C Preferred Stock, or September 2002.

  The Company and Nortel Networks entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of March 31, 2000, the Company had borrowed approximately $4.7 million under this credit facility. Borrowings outstanding as of March 31, 2000 incur interest expense at rates ranging from 10.7 to 10.9 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios. The Company obtained a waiver from Nortel in May 2000 for violation of a financial covenant and certain non-montetary loan agreement provisions as of March 31, 2000.

  The Company and Cisco entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of March 31, 2000, the Company had borrowed approximately $12.8 million under this credit facility. Borrowings outstanding as of March 31, 2000 incur interest expense at an interest rate of approximately 12.0 percent. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco will have a second priority lien. In March 2000 the Company and Cisco amended the financial covenants of this agreement for the remainder of the term of this facility.

  In February 2000, the Company issued 5,276,622 shares of Series D Preferred Stock to CII Ventures LLC, an affiliate of the private investment firm
KKR for gross proceeds of $73,873,000, less approximately $6,285,000 in offering costs. In April 2000, the Company issued the remaining 1,866,235 shares of Series D Preferred Stock for net proceeds of $25,000,000. The Series D Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $16.50 per share (or 6,060,606 common shares based on the $100 million investment), subject to adjustment. The Company also issued a one-year option for CII Ventures LLC to purchase 7,142,857 shares of Series E Preferred Stock. The Series E Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $20.00 per share (or 5,000,000 common shares based on a $100 million investment), subject to adjustment. The holders of the Series D and Series E Preferred Stock will be entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly.

  On the date of the stock purchase agreement, the conversion price of the Series D Preferred Stock was less than the closing market price of the Company's common stock. Accordingly, approximately $15.7 million of the proceeds were allocated to additional paid-in capital to recognize the beneficial conversion feature. Approximately $36.1 million of the proceeds received were allocated to the value of the option to purchase the Series E Preferred Stock. The option has been valued at its estimated fair value of $7.23 per share based on the Black-Scholes valuation model. As the Series D Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants and beneficial conversion feature) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompany financial statements.

  KKR was entitled to appoint two members to the Company's Board of Directors in February 2000. KKR also has certain stock registration rights, and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

  On March 20, 2000, the Company also entered into an agreement with 3Com for the issuance of 20,000 shares of Series G Preferred Stock for total gross proceeds of $20 million. The Series G Shares are initially convertible into approximately 556,000 shares of CAIS common stock. The Company also agreed to purchase $10 million of 3Com equipment over the next year. The closing of the agreement is subject to the negotiation of a definitive commercial and marketing agreement and approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

  As of March 31, 2000, the Company had cash and cash equivalents and short-term investments of approximately $56.3 million. The Company will seek additional financing to meet its planned capital expenditures over the next year. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

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


Subsequent Events

  Effective March 21, 2000, the Company and Atcom entered into Amendment No.3 to the Amended and Restated Agreement and Plan of Merger. Pursuant to this Amendment, the Company redeemed 600,000 shares of the Company's common stock at a redemption price of $30.00 per share in April 2000. The Company will record an earnings charge of approximately $1.3 million in the second quarter for the premium paid over the fair value to acquire the shares, and hold the shares in treasury. Additionally, the Company issued approximately 381,000 shares of common stock in the second quarter to certain Atcom shareholders. The Company will record an earnings charge in the second quarter of approximately $9.0 million as a result of the additional consideration.

  In May 2000, the Company and Microsoft entered into a commercial agreement to distribute Internet content to the Company's target markets. In connection with the commercial agreement, Microsoft also agreed to purchase 40,000 shares of Series F Preferred Stock for total gross proceeds of $40 million. The Series F shares are initially convertible into approximately 1,667,000 shares of common stock at a conversion price of $24.00 per share. The Company also agreed to grant Microsoft a warrant to purchase up to 600,000 shares of common stock at an exercise price of $24.00 per share, expiring in April 2005. Microsoft could also be eligible for an additional warrant to purchase up to 900,000 shares of common stock at exercise prices between $45.00 and $65.00 per share, expiring in April 2005, based upon the Company's performance against certain operational milestones. The closing of the transaction is subject to approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company has limited exposure to financial market risks, including changes in interest rates. At March 31, 2000, the Company had short-term investments of approximately $29.3 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 91 and 270 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company expects to hold these investments until maturity, and therefore expects to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest as our cash is reinvested at lower rates.

  At March 31, 2000, the Company had debt in the aggregate amount of $17.5 million. A change of interest rates would affect its obligations under these agreements. Increases in interest rates would increase the interest expense associated with future borrowings and borrowings under its equipment financing agreements.



PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  The Company is not a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on its business, financial condition or results of operation.


  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

  A description of the Company's sales of unregistered securities is set forth under the headings "Liquidity and Capital Resources" and "Subsequent Events" of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above. In addition, the following is a description of the unregistered securities sold by the Company during the period from January 1, 2000 through March 31, 2000:

  The Company granted a warrant to Bass to purchase 63,000 shares of common stock, in connection with the parties' agreement to provide the Company's services to Bass properties. The warrant has an exercise price of approximately $40.01 per share, and expires on February 1, 2005.

  The Company issued 40,193 shares of common stock to purchase the contracts, intellectual property, and certain other assets of QuickATM.

  The Company issued 5,276,622 shares of Series D Preferred Stock to CII Ventures, Inc., an affiliate of the private investment firm KKR, for gross proceeds of approximately $73,873,000, less approximately $6,285,000 in offering costs. The Series D Preferred Stock is initially convertible into common stock of the Company at a conversion price of $16.50 per share (5,276,622 shares of Series D Preferred Stock are convertible into 4,477,134 common shares).

  The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A.    EXHIBITS

  See Exhibit Index.

  B.    REPORTS ON FORM 8-K

  On March 7, 2000, the Company filed a Current Report on Form 8-K which included as an Exhibit the Company's press release dated February 28, 2000 announcing it had completed the sale of $73.9 million of Series D convertible preferred stock to the KKR affiliate. An additional $26.1 million of Series D convertible preferred stock was sold in April 2000 upon receipt of shareholder approval of the issuance of the shares. The Company also issued a one-year warrant to the KKR affiliate to purchase $100 million of Series E convertible preferred stock at an exercise price of $20 per share of common stock.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on May 15, 2000.

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

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX



Exhibit
No.           Description
--------      -----------

2.1 Amendment No. 3 to the Amended and Restated Agreement and Plan of Merger, dated as of August 4, 1999, by and among the Company, CIAM Corp., and Atcom, Inc., effective as of March 21, 2000.

4.12 Common Stock Warrant Agreement among the Company and Bass Hotels & Resorts, Inc. dated February 1, 2000. (1)

10.01 Amendment No. 3 dated as of February 23, 2000 to the Registration Rights and Lock-Up Agreement, dated as of September 2, 1999, by and among the Company and the shareholders of Atcom, Inc. listed therein.

10.02 Asset Purchase Agreement between the Company, CAIS Software Solutions, Inc., and QuickATM, dated March 15, 2000. (1)

10.03 Form of Registration Rights Agreement, dated as of March 15, 2000 by and among the Company and QuickATM, Inc. (1)

10.04 Form of Bill of Sale, Assignment and Assumption Agreement as of March 15, 2000 by and between CAIS Software Solutions, Inc. and QuickATM, LLC. (1)

27.1          Financial Data Schedule.
--------
(1) Incorporated by reference from the Company's annual report on Form 10-K filed with the Commission on March 21, 2000.