Form 10-Q
period 2000-06-30
CAIS INTERNET INC
filed 2000-08-14
CIK 1078404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the Quarterly Period ended June 30, 2000

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                       Commission file number: 000-26103

           ---------------------------------------------------------
                              CAIS INTERNET, INC.
             (Exact name of registrant as specified in its charter)

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

Title of each class
-------------------
Common Stock, $.01 par value
23,110,174 shares outstanding on August 1, 2000

                              CAIS INTERNET, INC.
                                   FORM 10-Q
                 For the Quarterly Period Ended June 30, 2000

                                     INDEX



                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of June 30, 2000 and
         December 31, 1999.                                               4

        Consolidated Condensed Statements of Operations for the Three
         and Six Months Ended June 30, 2000 and 1999.                     5

        Consolidated Condensed Statement of Changes in Stockholders'
         Equity for the Six Months Ended June 30, 2000.                   6

        Consolidated Condensed Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999.                             7

        Notes to Consolidated Condensed Financial Statements.             8

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations.                  17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.      23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                               24

Item 2. Changes in Securities and Use of Proceeds.                       24

Item 6. Exhibits and Reports on Form 8-K.                                24

Signatures                                                               25

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

                              CAIS INTERNET, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                         June 30, 2000    December 31, 1999
                                                         --------------   -----------------
                                                            (Unaudited)
Current assets
  Cash and cash equivalents                                 $  25,766         $ 17,120
  Short-term investments                                        9,758           16,501
  Accounts receivable, net of allowance for doubtful
    accounts of $899 and $249, respectively                     7,484            3,090
  Prepaid expenses and other current assets                     7,437            2,571
                                                            ---------         --------
    Total current assets                                       50,445           39,282

Property and equipment, net                                   157,740           90,476
Deferred debt financing costs, net                              1,230            1,499
Intangible assets and goodwill, net                            53,105           51,059
Receivable from officers                                          450              450
Other assets                                                    6,232            4,185
                                                            ---------         --------
    Total assets                                            $ 269,202         $186,951
                                                            =========         ========
Current liabilities
  Accounts payable and accrued expenses                     $  67,926         $ 53,779
  Current portion of long-term debt                            12,231            2,680
  Obligations under capital lease                                  44              312
  Unearned revenues                                             1,870              846
                                                            ---------         --------
    Total current liabilities                                  82,071           57,617

Long-term debt, net of current portion                         15,078                -
Other long-term liabilities                                       668              718
                                                            ---------         --------
    Total liabilities                                          97,817           58,335
                                                            ---------         --------
Series C cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value; 125,000 shares
  authorized, issued and outstanding as of June 30, 2000
  and December 31, 1999 (aggregate liquidation preference
  of $15,372 and $15,319, respectively)                        15,000           15,319
                                                            ---------         --------
Series D cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value;  9,620,393 shares
  authorized; 7,159,566 shares issued and outstanding as
  of June 30, 2000 (aggregate  liquidation preference
  of $101,846)                                                101,846                -
                                                            ---------         --------
Series G cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value; 28,051 shares
  authorized; 20,000 shares issued and outstanding
  as of June 30, 2000 (aggregate liquidation preference
  of $20,017)                                                  20,017                -
                                                            ---------         --------

Put warrants                                                    1,267            1,267
                                                            ---------         --------
Commitments and contingencies

Stockholders' equity
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 23,717,780 and 22,608,331 shares issued,
    and 23,105,014 and 22,595,565 shares outstanding,
    respectively                                                  237              226
  Additional paid-in capital                                  222,056          188,569
  Warrants outstanding                                         51,386           13,234
  Deferred compensation                                        (1,844)          (2,673)
  Treasury stock, 612,766 and 12,766 shares of
    common stock, respectively                                (16,838)            (150)
  Accumulated deficit                                        (221,742)         (87,176)
                                                            ---------         --------
    Total stockholders' equity                                 33,255          112,030
                                                            ---------         --------
    Total liabilities and stockholders' equity              $ 269,202         $186,951
                                                            =========         ========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              CAIS INTERNET, INC.

               CONSOLIDATED CONDENSED STATEMENTS  OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                      Three months ended                 Six months ended
                                                                            June 30,                          June 30,
                                                                        2000         1999                 2000          1999
                                                                      --------      -------            ---------      --------
Net revenues
       Services                                                       $  5,637      $ 1,691            $   9,722      $  3,294
       Software                                                          1,310            -                2,991             -
       Equipment                                                         1,703          120                2,804           126
                                                                      --------      -------            ---------      --------
                       Total net revenues                                8,650        1,811               15,517         3,420
                                                                      --------      -------            ---------      --------
Cost of revenues
       Services                                                          6,680        1,435               11,686         2,483
       Software                                                              -            -                    -             -
       Equipment                                                           920           83                1,926            85
                                                                      --------      -------            ---------      --------
                       Total cost of revenues                            7,600        1,518               13,612         2,568
                                                                      --------      -------            ---------      --------

Operating expenses:
       Selling, general and administrative                              21,577        5,633               40,063         9,380
       Research and development                                          1,364           56                2,549           100
       Depreciation and amortization                                     8,531          397               14,283           747
       Non-cash compensation                                               410        2,729                  829         3,121
       Treasury stock premium and stock charge (Note 5)                 10,348            -               10,348             -
       Fair value of stock issued to third party for services                -          723                    -           723
                                                                      --------      -------            ---------      --------
                       Total operating expenses                         42,230        9,538               68,072        14,071
                                                                      --------      -------            ---------      --------

Loss from operations                                                   (41,180)      (9,245)             (66,167)      (13,219)

Interest income (expense), net:
       Interest income                                                     786          540                1,441           540
       Interest expense                                                   (902)        (455)              (1,219)       (1,132)
                                                                      --------      -------            ---------      --------
                       Total interest income (expense), net               (116)          85                  222          (592)
                                                                      --------      -------            ---------      --------

Loss from continuing operations                                        (41,296)      (9,160)             (65,945)      (13,811)
       Loss from discontinued operations                                     -            -                    -          (340)
                                                                      --------      -------            ---------      --------

Loss before extraordinary item                                         (41,296)      (9,160)             (65,945)      (14,151)
       Extraordinary item -- early extinguishment of debt                    -         (551)                   -          (551)
                                                                      --------      -------            ---------      --------

 Net loss                                                              (41,296)      (9,711)             (65,945)      (14,702)
       Dividends and accretion on preferred stock                       (9,773)        (179)             (68,621)         (351)
                                                                      --------      -------            ---------      --------

Net loss attributable to common stockholders                          $(51,069)     $(9,890)           $(134,566)     $(15,053)
                                                                      ========      =======            =========      ========

Basic and diluted loss per share:
       Loss attributable to common stockholders before
         discontinued operations and extraordinary item               $  (2.22)     $ (0.65)           $   (5.86)     $  (1.16)
       Discontinued operations                                               -            -                    -         (0.03)
       Extraordinary item                                                    -        (0.04)                   -         (0.05)
                                                                      --------      -------            ---------      --------
                       Total                                          $  (2.22)     $ (0.69)           $   (5.86)     $  (1.24)
                                                                      ========      =======            =========      ========

Basic and diluted weighted-average shares outstanding                   23,036       14,307               22,977        12,139
                                                                      ========      =======            =========      ========


The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.

                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                 Redeemable Convertible Preferred Stock
                                             -------------------------------------------------------------------
                                                Series C                Series D                  Series G
                                             ------------------      -------------------     -------------------      Put
                                             Shares    Amount        Shares      Amount      Shares      Amount     Warrants
                                             ------   --------       ------    ---------     ------    ---------    --------
December 31, 1999                              125     $15,319           -     $     -           -     $     -        $1,267
  Issuance of Series D and Series G
    Preferred Stock, net of offering
    costs of $8,760, fair value of
    beneficial conversion feature
    of $21,212 and value of warrants to
    purchase Series E Preferred Stock
    of $36,143                                   -           -       7,143      35,106          20      18,779             -
  Accretion of preferred
    stock discount                               -           -           -      64,894           -       1,221             -
  Accrued and cash dividends on
    preferred shares                             -        (319)          -       1,612           -          17             -
  Issuance of preferred stock
    dividends                                    -           -          17         234           -           -             -
  Issuance of warrants to
    third party                                  -           -           -           -           -           -             -
  Amortization of unearned
    compensation                                 -           -           -           -           -           -             -
  Issuance of common stock for
    acquisition                                  -           -           -           -           -           -             -
  Issuance of common stock for additional
    consideration for acquisition and
    extinguishment of registration rights
    of Atcom shareholders (Note 5)               -           -           -           -           -           -             -
  Accrued contingent consideration
    for acquisition                              -           -           -           -           -           -             -
  Treasury stock, net of $1,312 premium          -           -           -           -           -           -             -
  Exercise of stock options                      -           -           -           -           -           -             -
  Net loss                                       -           -           -           -           -           -             -
                                             ------   --------       ------   ----------     ------    ---------    --------
June 30, 2000                                  125     $15,000       7,160    $101,846          20     $20,017        $1,267
                                             ======   ========       ======   ==========     ======    =========    ========
                                                                                                                  (continued)


                                                                     Stockholders' Equity
                                     --------------------------------------------------------------------------------------------
                                      Common Stock       Additional
                                     -----------------     Paid-In     Warrants      Deferred    Treasury   Accumulated
                                      Shares      Par      Capital    Outstanding  Compensation   Stock       Deficit     Total
                                     --------   ------    ----------  -----------  ------------  --------   -----------  --------

December 31, 1999                      22,608     $226      $188,569    $13,234       $(2,673)    $(150)    $ (87,176)   $112,030
  Issuance of Series D and Series G
    Preferred Stock, net of offering
    costs of $8,760, fair value of
    beneficial conversion feature
    of $21,212 and value of
    warrants to purchase Series E
    Preferred Stock of $36,143              -        -        21,212     36,143             -         -             -      57,355
  Accretion of preferred
    stock discount                          -        -             -          -             -         -       (66,115)    (66,115)
  Accrued and cash dividends on
    preferred shares                        -        -             -          -             -         -        (2,272)     (2,272)
  Issuance of preferred
    stock dividends                         -        -             -          -             -         -          (234)       (234)
  Issuance of warrants to
    third party                             -        -             -      2,009             -         -             -       2,009
  Amortization of unearned
    compensation                            -        -             -          -           829         -             -         829
  Issuance of common stock for
    acquisition                            40        1           954          -             -         -             -         955
  Issuance of common stock for
    additional consideration
    for acquisition and
    extinguishment of registration
    rights of Atcom shareholders
    (Note 5)                              381        4         9,335          -             -         -             -       9,339
  Accrued contingent consideration
    for acquisition                         -        -         1,000          -             -         -             -       1,000
  Treasury stock, net of
    $1,312 premium                          -        -             -          -             -   (16,688)            -     (16,688)
  Exercise of stock options               689        6           986          -             -         -             -         992
  Net loss                                  -        -             -          -             -         -       (65,945)    (65,945)
                                     --------   ------    ----------   ----------  ------------ ---------   -----------  --------
June 30, 2000                          23,718     $237      $222,056    $51,386       $(1,844)  $(16,838)   $(221,742)   $ 33,255
                                     ========   ======    ==========   ==========  ============ =========   ===========  ========
                                                                                                                         (concluded)

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                                  2000          1999
                                                              ---------     --------
Cash flows from operating activities:
   Net loss                                                   $(65,945)      $(14,702)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Non-cash compensation pursuant to stock options               829          3,121
     Amortization of debt discount and deferred
       financing costs                                             214            778
     Treasury stock premium and stock charge (Note 5)            8,953              -
     Extraordinary item - early extinguishment of debt               -            551
     Fair value of shares issued to third party for services         -            723
     Depreciation and amortization                              14,283            747
     Depreciation and amortization of discontinued
       operations                                                    -             58
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
       Accounts receivable, net                                 (4,394)          (485)
       Prepaid expenses and other current assets                (3,425)        (1,315)
       Other assets                                             (1,359)             -
       Accounts payable and accrued expenses                    11,887          3,166
       Payable to discontinued operations                            -         (3,892)
       Unearned revenues                                         1,024             47
       Other long-term liabilities                                 (50)           694
       Changes in operating assets and liabilities
         of discontinued operations                                  -            (73)
                                                              --------       --------
         Net cash used in operating activities                 (37,983)       (10,582)
                                                              --------       --------

Cash flows from investing activities:
   Net purchases of property and equipment                     (70,784)        (5,191)
   Purchases of property and equipment of
     discontinued operations                                         -            (14)
   Purchases of restricted investments                          (3,294)             -
   Sales of short-term investments                               6,743              -
   Cash paid for acquisitions                                   (1,213)             -
   Payment for visitor-based and multi-family
     network contract rights                                    (4,131)          (146)
   Net (payments) received on notes receivable                      50           (332)
                                                              --------       --------
         Net cash used in investing activities                 (72,629)        (5,683)
                                                              --------       --------

Cash flows from financing activities:
   Net borrowings under receivables-
     based credit facility of discontinued operations                -            313
   Repayments under loan                                             -         (7,000)
   Borrowings under long-term debt                              24,629              -
   Borrowings under notes payable--related parties                   -          1,000
   Principal payments under capital lease obligations             (268)           (11)
   Payment of loan commitment, debt financing, and
     offering costs                                                (61)          (210)
   Net proceeds from issuance of Series A preferred stock            -         11,365
   Redemption of Series B Preferred Stock                            -         (3,104)
   Net proceeds from initial public offering                         -        118,233
   Net proceeds from issuance of Series D preferred stock       92,461              -
   Payment of Series C preferred stock dividends                  (588)             -
   Net proceeds from issuance of Series G preferred stock       18,779              -
   Repurchase of common stock                                  (16,688)             -
   Proceeds from issuance of common stock                          994              -
                                                              --------       --------

         Net cash provided by financing activities             119,258        120,586
                                                              --------       --------
Net increase in cash and cash equivalents                        8,646        104,321
Cash and cash equivalents, beginning of period                  17,120             95
                                                              --------       --------

Cash and cash equivalents, end of period                      $ 25,766       $104,416
                                                              ========       ========


The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

  As of June 30, 2000, the Company had cash and cash equivalents and short-term investments of approximately $35.5 million. During the six months ended June 30, 2000, the Company issued $100 million of Series D convertible preferred stock for net proceeds of $92.5 million, and $20 million of Series G convertible preferred stock for net proceeds of $18.8 million (See Note 4). Additionally, in August 2000, the Company issued $40 million of Series F convertible preferred stock (see Note 8). The Company may be obligated to pay up to approximately
$2.5 million in closing fees for the Series F convertible preferred stock transaction. The Company expects to seek additional financing to meet its planned capital expenditures over the next twelve months. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition and rapid technological change. The Company's future plans are substantially dependent on the successful roll-out of its visitor-based and multi-family networks. Net revenues generated from visitor-based and multi-family networks were approximately $4,544,000 and $8,609,000 for the three and six months ended June 30, 2000, respectively. There can be no assurance that the Company will be successful in its roll-out of services nor can there be any assurance that the Company will be successful in defending its related patent rights. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company.

2. Summary of Significant Accounting Policies:

Basis of Presentation

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.


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

  In February 1999, the Company spun-off its operator and long-distance services subsidiary, Cleartel, to its stockholders as a non-cash distribution. The spin-off has been presented as discontinued operations and, accordingly, the Company has presented its financial statements for all periods prior to that date in accordance with Accounting Principles Board ("APB") Opinion No. 30. All expenses related to members of senior management who continued with the Company are included within loss from continuing operations.


Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Net Loss Per Share

  Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options, warrants and preferred shares are not reflected in diluted loss per share since their effect would be antidilutive. As of June 30, 2000, there were options and warrants to purchase approximately 12,849,000 shares of common stock, and Series C, D and G preferred shares which, upon their conversion, would cause the issuance of approximately 7,880,000 shares of common stock.


Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the three and six months ended June 30, 2000 and 1999.


New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring every derivative instrument to be reported on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and the effective date of this SFAS has been deferred until issuance by the FASB. The Company has not yet determined the impact of adopting this statement on the financial Statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 is required to be adopted by June 30, 2000, with retroactive effect to January 1, 2000. The Company does not expect that adoption will have material effect on the Company's financial position or results of operations.

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


Excess of Cost over Net Assets Acquired (Goodwill)

  Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Capital Area Internet Service, Inc. ("Capital Area") in May 1996, Atcom and Business Anywhere in September 1999, QuickATM, LLC ("QuickATM") and Hub Internet Services, Inc. ("Hub Internet") in March 2000. Additional purchase consideration of $1,000,000 for the acquisition of Business Anywhere was recorded in March 2000. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and intangibles was approximately $4,158,000 and $7,976,000 for the three and six months ended June 30, 2000, respectively. Goodwill with respect to the Capital Area acquisition was fully amortized in May 1999.


Visitor-based and Multi-family Network Contract Rights

  The Company makes up-front contract payments to its contract partners in connection with entering into long-term master agreements for visitor-based and multi-family networks. These payments give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net balances of these payments were approximately $15,802,000 and $11,153,000 as of June 30, 2000 and December 31, 1999,
respectively, and is included in intangible assets and goodwill in the accompanying consolidated condensed balance sheets. The payments are amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the three and six months ended June 30, 2000 was approximately $812,000 and $1,481,000, respectively.

Non-cash compensation

  Non-cash compensation is recorded for stock options granted to certain executives in 1997, 1998, and 1999 at exercise prices less than the estimated fair market value at the dates of the grants. The non-cash compensation expense is recorded over the vesting periods of the options and was approximately $410,000 and $829,000 for the three and six months ended June 30, 2000.

3. Financing and Debt:

  The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of June 30, 2000, the Company had borrowed approximately $7.2 million under this credit facility. Borrowings outstanding as of June 30, 2000 incur interest expense at rates ranging from 10.9 to 13.3 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios. The Company obtained a waiver from Nortel Networks in August 2000 for violation of a certain financial covenant and non-montetary loan agreement provisions as of June 30, 2000.

  The Company and Cisco Systems Capital Corporation ("Cisco") entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of June 30, 2000, the Company had borrowed approximately $20.1 million under this credit facility. Borrowings outstanding as of June 30, 2000 incur interest expense at approximately 12.5 percent.
Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel Networks facility, in which assets Cisco will have a second priority lien. In March 2000, the Company and Cisco amended the financial covenants of this agreement for the remainder of the term of this facility.

  Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company has recorded debt financing costs of approximately $1.5 million as of June 30, 2000 in connection with completing the Nortel Networks and Cisco lines of credit. The deferred debt financing costs are being amortized over the terms of the equipment financing agreements and are included in interest expense. The amortization was approximately $183,000 and $348,000 for the three and six months ended June 30, 2000, respectively.


4.  Stockholders' Equity:

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


Convertible Preferred Stock and Warrants

    In September 1999, the Company issued 125,000 shares of Series C Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share to Qwest Communications Corporation ("Qwest") for total gross proceeds of $15,000,000, less approximately $40,000 of offering costs paid to third parties. The holders of the Series C Preferred Stock are entitled to receive dividends, payable quarterly in cash, at a rate of 8.5 percent per annum.

  In February 2000, the Company issued 5,276,622 shares of Series D Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series D Preferred Stock") to CII Ventures LLC, an affiliate of the private investment firm Kohlberg Kravis Roberts and Company ("KKR") for gross proceeds of $73,873,000, less approximately $6,285,000 in offering costs. In April 2000, the Company issued the remaining 1,866,235 shares of Series D Preferred Stock for an additional net proceeds of $24,873,000. The Series D Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $16.50 per share (or 6,060,606 common shares based on the $100 million investment), subject to adjustment. The Company also issued a one-year option for CII Ventures LLC to purchase 7,142,857 shares of Series E Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series E Preferred Stock"). The Series E Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $20.00 per share (or 5,000,000 common shares based on a $100 million investment), subject to adjustment. The holders of the Series D and Series E Preferred Stock are entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly.

  On the date of the stock purchase agreement, the conversion price of the Series D preferred stock was less than the closing market price of the Company's common stock. Accordingly, approximately $21.2 million of the proceeds were allocated to additional paid-in capital to recognize the beneficial conversion feature. Approximately $36.1 million of the proceeds received were allocated to the value of the option to purchase the Series E Preferred Stock. The option has been valued at its estimated fair value of $7.23 per share based on the Black-Scholes valuation model. As the Series D Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants and the beneficial conversion feature) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements.

  KKR appointed two members to the Company's Board of Directors in February 2000. KKR also has certain stock registration rights, and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

  In June 2000, the Company issued 20,000 shares of Series G Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series G Preferred Stock") to 3Com Corporation ("3Com") for gross proceeds of $20,000,000, less approximately $1,221,000 in offering costs. The Series G Preferred Stock is convertible into common stock of the Company at an initial conversion price of $36.00 per share (or 555,556 common shares based on the $20 million investment), subject to adjustment. The holders of the Series G Preferred Stock are entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum, compounded quarterly.

  The Company granted a warrant to Cooper Hotel Services, Inc. to purchase 10,368 shares of common stock, in connection with the parties' agreement to provide the Company's services to Cooper Hotel Services, Inc. properties. The warrant has an exercise price of approximately $17.31 per share, and expires on June 9, 2005.

5. Treasury Stock Premium and Stock Charge

  Effective March 21, 2000, the Company and Atcom entered into Amendment No. 3 to the Amended and Restated Agreement and Plan of Merger. The Amendment eliminated certain stock registration rights of the Atcom shareholders. Pursuant to this Amendment, the Company redeemed 600,000 shares of the Company's common stock at a redemption price of $30.00 per share in April 2000. The Company recorded an earnings charge of approximately $1.3 million in the second quarter for the premium paid over the fair value to acquire the shares. The shares are held in treasury. Additionally, the Company issued approximately 381,000 shares of common stock to the Atcom shareholders in April 2000. The Company recorded an earnings charge of approximately $9.0 million as a result of the additional consideration.

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

  The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands, unaudited):

                                         Three Months Ended June 30, 2000
                                        ------------------------------------
                                                      Internet
                                        Networks      Services  Consolidated
                                        --------      --------  ------------
Revenues                                $  4,544      $  4,106    $  8,650
Depreciation and amortization              8,519            12       8,531
Interest income (expense), net              (107)           (9)       (116)
Segment losses                           (38,705)       (2,591)    (41,296)
Segment assets                           215,121         7,117     222,238
Expenditures for segment assets           43,371             -      43,371

                                         Three Months Ended June 30, 1999
                                        ------------------------------------
                                                      Internet
                                        Networks      Services  Consolidated
                                        --------      --------  ------------
Revenues                                $   130        $ 1,681     $ 1,811
Depreciation and amortization               395              2         397
Interest income (expense), net               80              5          85
Segment losses                           (9,122)           (38)     (9,160)
Segment assets                            9,236          1,003      10,239
Expenditures for segment assets           4,500              -       4,500

                                          Six Months Ended June 30, 2000
                                        ------------------------------------
                                                      Internet
                                        Networks      Services  Consolidated
                                        --------      --------  ------------
Revenues                                $  8,609      $ 6,908      $  15,517
Depreciation and amortization             14,265           18         14,283
Interest income (expense), net               190           32            222
Segment losses                           (60,568)      (5,377)       (65,945)
Segment assets                           215,121        7,117        222,238
Expenditures for segment assets           73,512            -         73,512

                                          Six Months Ended June 30, 1999
                                        ------------------------------------
                                                      Internet
                                        Networks      Services  Consolidated
                                        --------      --------  ------------
Revenues                                $   142       $ 3,278    $   3,420
Depreciation and amortization               741             6          747
Interest income (expense), net             (507)          (85)        (592)
Segment losses                          (13,743)          (68)     (13,811)
Segment assets                            9,236         1,003       10,239
Expenditures for segment assets           6,230             -        6,230

The following is a reconciliation of the reportable segments' losses and assets to the Company's consolidated totals (in thousands, unaudited):

                                                Three Months Ended       Six Months Ended
                                                     June 30,                 June 30,
                                                2000          1999         2000        1999
                                               ------        ------       ------      ------
Losses
Total losses for reportable segments          $(41,296)     $ (9,160)    $(65,945)    (13,811)
Income (loss) from discontinued operations           -             -            -        (340)
Extraordinary item                                   -           551            -        (551)
                                            ----------     ---------    ---------    --------
Consolidated net loss                         $(41,296)     $ (9,711)    $(65,945)    (14,702)
                                            ==========     =========    =========    ========
==========

                                                              June 30,  June 30,
                                                                2000       1999
                                                              --------  -------
Assets
Total assets for reportable segments                          $222,238  $ 10,239
Total current assets, excluding reportable segment assets       39,796   105,959
Deferred financing and offering costs, net                       1,230     1,389
Other long term assets, excluding reportable segment assets      5,488         -
Receivable from officers                                           450       400
                                                              --------  --------
Consolidated total assets                                     $269,202  $117,987
                                                              ========  ========

8. Subsequent Events

  In May 2000, the Company and Microsoft Corporation ("Microsoft") entered into a commercial agreement to distribute Internet content to the Company's target markets. In connection with the commercial agreement, the Company issued 40,000 shares of Series F Preferred Stock to Microsoft in August 2000 for total gross proceeds of $40 million. The Company may be obligated to pay up to approximately $2.5 million in closing costs for the Microsoft investment. The Series F shares are initially convertible into approximately 1,667,000 shares of common stock at a conversion price of $24.00 per share. The holders of the Series F preferred stock are entitled to receive dividends, payable in preferred shares, common stock or cash, at a rate of 7 percent per annum. The Company also granted Microsoft a warrant to purchase up to 600,000 shares of common stock at an exercise price of $24.00 per share, expiring in April 2005. Microsoft could also be eligible for an additional warrant to purchase up to 900,000 shares of common stock at exercise prices between $45.00 and $65.00 per share, expiring in April 2005, based upon the Company's performance against certain operational milestones.

  In July 2000, the Company invested $4.2 million in Series A convertible preferred stock ("INNCOM Series A shares") of INNCOM International, Inc. ("INNCOM"). INNCOM also granted a warrant to the Company to purchase up to an additional 840,000 INNCOM Series A shares. Additionally, the Company and INNCOM entered into a commercial agreement to offer integrated, high-speed Internet and in-room automation solutions for hotel guests.

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


Overview

  The Company is a nationwide provider of broadband Internet access solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas using its patented OverVoice solution and IPORT server software; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, digital subscriber line ("DSL") services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services. The Company operates a clear-channel Internet and ATM network, and currently peers with public and private partners, and at national exchange points MAE East, MAE East ATM, MAE West, and AADS. The Company entered into an agreement with Qwest to expand the Company's network to 38 metropolitan areas across the United States.

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

Business Segments

The Company has two reportable business segments, the financial results of which are included in the Notes in Item 1:

1. Visitor-based and Multifamily Networks. The Company delivers high-speed Internet access and content solutions to hotels, apartment communities and other public areas across existing telephone lines at speeds up to 175 times faster than 56K dial-up modems. As of June 30, 2000, the Company had master contracts to provide its services in approximately 10,400 properties and 1.5 million units/rooms.

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

  The Company generates several types of software revenue including the following:

  1. License and Sublicense Fees. The Company's standard license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon delivery provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

  2. Support Agreements. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in net revenues in the accompanying statements of operations.

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


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Net revenues. Net revenues for the three months ended June 30, 2000 increased 378% to approximately $8,650,000, from approximately $1,811,000 for the three months ended June 30, 1999. Net revenues increased primarily due to an increase of approximately $4,414,000 in visitor-based and multi-family networks revenue (of which approximately $1,310,000 was for software sales and $1,583,000 was for equipment sales), $1,839,000 in DSL revenues, $286,000 in web hosting services revenues, and $300,000 in high speed always-on access and other services revenues. The increases were due to an increase in the number of properties and customers for these services.

  Cost of revenues. Cost of revenues for the three months ended June 30, 2000 totaled approximately $7,600,000 or 88% of net revenues, compared to approximately $1,518,000 or 84% of net revenues for the three months ended
June 30, 1999. This increase resulted primarily from increases of approximately $3,073,000 in visitor-based and multi-family network charges for bandwidth, local loop and network installation, $836,000 in charges for visitor-based and multi-family networks equipment sales, $1,852,000 in DSL charges for customer connectivity, equipment and installation, and $322,000 in other Internet access costs.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2000 totaled approximately $21,577,000 or 249% of net revenues, compared to approximately $5,633,000 or 311% of net revenues for the three months ended June 30, 1999. This increase resulted primarily from increases of $11,600,000 related to visitor-based and multi-family networks and Internet Services payroll and payroll related administrative costs, and $4,346,000 related to marketing, advertising, and other administrative expenses.

  Research and development. Research and development for the three months ended June 30, 2000 totaled approximately $1,364,000 or 16% of net revenues, compared to approximately $56,000, or 3% of net revenues for the three months ended March 31, 1999. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition in September 1999 and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $8,531,000 for the three months ended June 30, 2000, compared to approximately $397,000 for the three months ended June 30, 1999. This increase resulted from an increase of $3,290,000 in depreciation of capital assets to support the expansion of the Company's network and to deploy equipment in hotels and multi-family buildings, $929,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $3,914,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

  Non-cash compensation. Non-cash compensation totaled approximately $410,000 for the three months ended June 30, 2000, compared to approximately $2,729,000 for the three months ended June 30, 1999. This decrease resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO in May 1999.

  Treasury stock premium and stock charge. Treasury stock premium and stock charge totaled approximately $10,348,000 for the three months ended June 30, 2000. The expense was for a premium paid on treasury stock and additional consideration issued to Atcom shareholders in connection with the elimination of certain stock registration rights held by such shareholders. There was no comparable expense for the three months ended June 30, 1999.

  Fair value of stock issued to third party for services. There was no expense for the fair value of stock issued to third party for services for the three months ended June 30, 2000. Fair value of stock issued to third party for services totaled approximately $723,000 for the three months ended June 30, 1999.

  Interest income (expense), net. Interest income (expense), net totaled expense of approximately $116,000 for the three months ended June 30, 2000, compared to income of approximately $85,000 for the three months ended June 30, 1999. This expense total was attributable primarily to interest expense and the amortization of financing costs related to the Company's financing agreements.

  Loss from continuing operations. Loss from continuing operations totaled approximately $41,296,000 for the three months ended June 30, 2000, compared to approximately $9,160,000 for the three months ended June 30, 1999, due to the foregoing factors.

  Extraordinary item - early extinguishment of debt. There was no extraordinary item - early extinguishment of debt for the three months ended June 30, 2000. Extraordinary item - early extinguishment of debt totaled approximately $551,000 for the three months ended June 30, 1999.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Net revenues. Net revenues for the six months ended June 30, 2000 increased 354% to approximately $15,517,000, from approximately $3,420,000 for the six months ended June 30, 1999. Net revenues increased primarily due to an increase of approximately $8,417,000 in visitor-based and multi-family networks revenue (of which approximately $2,991,000 was for software sales and $2,678,000 was for equipment sales), $3,075,000 in DSL revenues, $416,000 in web hosting services revenues, and $189,000 in high speed always-on access and other services revenues. The increases were due to an increase in the number of properties and customers for these services.

  Cost of revenues. Cost of revenues for the six months ended June 30, 2000 totaled approximately $13,612,000 or 88% of net revenues, compared to approximately $2,568,000 or 75% of net revenues for the six months ended
June 30, 1999. This increase resulted primarily from increases of approximately $5,359,000 in visitor-based and multi-family network charges for bandwidth, local loop and network installation, $1,841,000 in charges for visitor-based and multi-family network equipment sales, $3,337,000 in DSL charges for customer connectivity, equipment and installation, and $509,000 in other Internet access costs.

  Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2000 totaled approximately $40,063,000 or 258% of net revenues, compared to approximately $9,380,000 or 274% of net revenues for the six months ended June 30, 1999. This increase resulted primarily from increases of $25,762,000 related to visitor-based and multi-family networks and Internet Services payroll and payroll related administrative costs, and $4,920,000 related to marketing, advertising, and other administrative expenses.

  Research and development. Research and development for the six months ended June 30, 2000 totaled approximately $2,549,000 or 16% of net revenues, compared to approximately $100,000, or 3% of net revenues for the six months ended June 30, 1999. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition in September 1999 and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $14,283,000 for the six months ended June 30, 2000, compared to approximately $747,000 for the six months ended June 30, 1999. This increase resulted from an increase of $4,099,000 in depreciation of capital assets to support the expansion of the Company's network and to deploy equipment in hotels and multi-family buildings, $1,439,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $7,997,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

  Non-cash compensation. Non-cash compensation totaled approximately $829,000 for the six months ended June 30, 2000, compared to approximately $3,121,000 for the six months ended June 30, 1999. This decrease resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO in May 1999.

  Treasury stock premium and stock charge. Treasury stock premium and stock charge totaled approximately $10,348,000 for the six months ended June 30, 2000. The expense was for a premium paid on treasury stock and additional consideration issued to Atcom shareholders in connection with the elimination of certain stock registration rights held by such shareholders. There was no comparable expense for the six months ended June 30, 1999.

  Fair value of stock issued to third party for services. There was no expense for the fair value of stock issued to third party for services for the six months ended June 30, 2000. Fair value of stock issued to third party for services totaled approximately $723,000 for the six months ended June 30, 1999.

  Interest income (expense), net. Interest income (expense), net totaled income of approximately $222,000 for the six months ended June 30, 2000, compared to expense of approximately $592,000 for the six months ended June 30, 1999. This income total was attributable primarily to interest income earned from the proceeds of equity offerings, offset by interest expense and the amortization of financing costs related to the Company's financing agreements.

  Loss from continuing operations. Loss from continuing operations totaled approximately $65,945,000 for the six months ended June 30, 2000, compared to approximately $13,811,000 for the six months ended June 30, 1999, due to the foregoing factors.

  Loss from discontinued operations. There was no income or loss from discontinued operations for the six months ended June 30, 2000 due to the spinoff of Cleartel in February 1999. Loss from discontinued operations of Cleartel totaled approximately $340,000 for the six months ended June 30, 1999.

  Extraordinary item - early extinguishment of debt. There was no extraordinary item - early extinguishment of debt for the six months ended June 30, 2000. Extraordinary item - early extinguishment of debt totaled approximately $551,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

  Prior to the IPO, the Company financed its operations with various debt and private equity placements. Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was approximately $37,983,000 and $10,582,000, respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities.

  During the six months ended June 30, 2000 and 1999, cash flows used in investing activities were approximately $72,629,000 and $5,683,000, respectively. Investing activities in the six months ended June 30, 2000 include approximately $70,784,000 in purchases of property and equipment, primarily related to the deployment of the Company's nationwide network, and its technologies and services in hotels, apartment communities and other public areas. Additionally, the Company spent approximately $4,131,000 in network contract rights. Management believes that capital expenditures for the balance of 2000 will approximate spending in the first six months of 2000 assuming continued availability of capital.

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

  In September 1999, the Company issued to Qwest 125,000 shares of Series C Preferred Stock, which is initially convertible into 1,250,000 shares of common stock for total gross proceeds of $15,000,000. It also issued warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $12.00 per share. The holders of the Series C Preferred Stock are entitled to receive dividends, payable quarterly in cash, at a rate of 8.5 percent per annum.

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

  KKR appointed two members to the Company's Board of Directors in February 2000. KKR also has certain stock registration rights, and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

  In June 2000, the Company issued 20,000 shares of Series G Preferred Stock to 3Com for gross proceeds of $20,000,000, less approximately $1,221,000 in offering costs. The Series G Preferred Stock is convertible into common stock of the Company at an initial conversion price of $36.00 per share (or 555,556 common shares based on the $20 million investment), subject to adjustment. The holders of the Series G Preferred Stock are entitled to receive dividends, payable in additional shares, at a rate of 6 per cent per annum, compounded quarterly.

  A description of the Company's capital equipment credit facilities follows:

  The Company and Nortel Networks entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of June 30, 2000, the Company had borrowed approximately $7.2 million under this credit facility. Borrowings outstanding as of June 30, 2000 incur interest expense at rates ranging from 10.9 to 13.3 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios. The Company obtained a waiver from Nortel in August 2000 for violation of a financial covenant and certain non-montetary loan agreement provisions as of June 30, 2000.

  The Company and Cisco entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of June 30, 2000, the Company had borrowed approximately $20.1 million under this credit facility. Borrowings outstanding as of June 30, 2000 incur interest expense at an interest rate of approximately 12.5 percent. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The line of credit bears interest at an annual rate equal to the three-month LIBOR plus 6.0%. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco will have a second priority lien. In March 2000 the Company and Cisco amended the financial covenants of this agreement for the remainder of the term of this facility.

  As of June 30, 2000, the Company had cash and cash equivalents and short-term investments of approximately $35.5 million. The Company will seek additional financing to meet its planned capital expenditures over the next twelve months. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

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


Subsequent Events

  In May 2000, the Company and Microsoft entered into a commercial agreement to distribute Internet content to the Company's target markets. In connection with the commercial agreement, the Company issued Microsoft 40,000 shares of Series F Preferred Stock to Microsoft in August 2000 for total gross proceeds of $40 million. The Company may be obligated to pay up to approximately $2.5 million in closing costs for the Microsoft investment. The Series F shares are initially convertible into approximately 1,667,000 shares of common stock at a conversion price of $24.00 per share. The holders of the Series F preferred stock are entitled to receive dividends, payable in preferred shares, common stock or cash, at a rate of 7 percent per annum. The Company also granted Microsoft a warrant to purchase up to 600,000 shares of common stock at an exercise price of $24.00 per share, expiring in April 2005. Microsoft could also be eligible for an additional warrant to purchase up to 900,000 shares of common stock at exercise prices between $45.00 and $65.00 per share, expiring in April 2005, based upon the Company's performance against certain operational milestones.

  In July 2000, the company invested $4.2 million in INNCOM Series A shares. INNCOM also granted a warrant to the Company to purchase up to an additional 840,000 INNCOM Series A shares. Additionally, the Company and INNCOM entered into a commercial agreement to offer integrated, high-speed Internet and in-room automation solutions for hotel guests.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company has limited exposure to financial market risks, including changes in interest rates. At June 30, 2000, the Company had short-term investments of approximately $9.8 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 91 and 270 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company expects to hold these investments until maturity, and therefore expects to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest as our cash is reinvested at lower rates.

  At June 30, 2000, the Company had debt in the aggregate amount of $27.3 million. A change of interest rates would affect its obligations under these agreements. Increases in interest rates would increase the interest expense associated with future borrowings and borrowings under its equipment financing agreements.



PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  The Company is not a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on its business, financial condition or results of operation.


  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

  A description of the Company's sales of unregistered securities is set forth under the headings "Liquidity and Capital Resources" and "Subsequent Events" of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above. In addition, the following is a description of the unregistered securities sold by the Company during the period from April 1, 2000 through June 30, 2000:

  The Company granted a warrant to Cooper Hotel Services, Inc. to purchase 10,368 shares of common stock, in connection with the parties' agreement to provide the Company's services to Cooper Hotel Services, Inc. properties. The warrant has an exercise price of approximately $17.31 per share, and expires on June 9, 2005.

  The Company issued 1,866,235 shares of Series D Preferred Stock to CII Ventures, Inc., an affiliate of the private investment firm KKR, for gross proceeds of approximately $26,127,000, less approximately $1,254,000 in offering costs. The Company also issued 16,709 shares of Series D Preferred Stock in dividends. The Series D Preferred Stock is convertible into common stock of the Company at a conversion price of $16.50 per share (7,159,566 cumulative shares issued of Series D Preferred Stock are convertible into 6,074,783 common shares).

  The Company issued 20,000 shares of Series G Preferred Stock to 3Com Corporation for gross proceeds of approximately $20,000,000, less approximately $1,221,000 in offering costs. The Series G Preferred Stock is convertible into common stock of the Company at a conversion price of $36.00 per share (20,000,000 shares of Series G Preferred Stock are convertible into 555,555 common shares).

  The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A.    EXHIBITS

  See Exhibit Index.

  B.    REPORTS ON FORM 8-K

  On May 31, 2000, the Company filed a Current Report on Form 8-K solely to provide additional pro forma financial information with respect to the Company's acquisition of Atcom, Inc. on September 2, 1999, as required in the Company's Form S-3 registration statement filed with the Securities and Exchange Commission on June 1, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on August 14, 2000.

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

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX



Exhibit
No.               Description
--------          -----------

   4.1 Certificate of Designation of Series and Determination of Rights and Preferences of Series G Convertible Preferred Stock of CAIS Internet, Inc.

   4.2 Registration Rights Agreement, dated as of March 20, 2000, by and between CAIS Internet, Inc. and 3Com Corporation.

   4.3 Series G Preferred Stock Purchase Agreement, dated as of March 20, 2000, by and between CAIS Internet, Inc. and 3Com Corporation.

   4.4 Certificate of Designation of Series and Determination of Rights and Preferences of Series F Convertible Participating Preferred Stock of CAIS Internet, Inc.

   4.5 Series F Convertible Participating Preferred Stock Purchase Agreement, dated as of April 28, 2000, by and between CAIS Internet, Inc. and Microsoft Corporation.

   4.6 Registration Rights Agreement, dated as of April 28, 2000, by and between CAIS Internet, Inc. and Microsoft Corporation.

   4.7 Initial Common Stock Warrant among CAIS Internet, Inc. and Microsoft Corporation, dated April 28, 2000.

   4.8 Conditional Common Stock Warrant among CAIS Internet, Inc. and Microsoft Corporation, dated April 28, 2000.

   4.9 Common Stock Warrant Agreement among CAIS Internet, Inc. and Cooper Hotel Services, Inc., dated June 9, 2000.

  27.1       Financial Data Schedule.