Form 10-Q
period 2000-09-30
CAIS INTERNET INC
filed 2000-11-14
CIK 1078404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 2000

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                       Commission file number: 000-26103

           ---------------------------------------------------------
                              CAIS INTERNET, INC.
            (Exact name of registrant as specified in its charter)

           ---------------------------------------------------------


           Delaware                                       52-2066769
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                       Identification No.)

1255 22nd Street, N.W., Fourth Floor, Washington, D.C.                20037
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

Title of each class
-------------------
Common Stock, $.01 par value
23,721,296 shares outstanding on November 1, 2000

                              CAIS INTERNET, INC.
                                   FORM 10-Q
               For the Quarterly Period Ended September 30, 2000

                                     INDEX



                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of September 30, 2000
         and December 31, 1999.                                           4

        Consolidated Condensed Statements of Operations for the Three
         and Nine Months Ended September 30, 2000 and 1999.               5

        Consolidated Condensed Statement of Changes in Stockholders'
         (Deficit) Equity for the Nine Months Ended September 30, 2000.   6

        Consolidated Condensed Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999.                        7

        Notes to Consolidated Condensed Financial Statements.             8

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations.                  16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.      24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                               24

Item 2. Changes in Securities and Use of Proceeds.                       24

Item 6. Exhibits and Reports on Form 8-K.                                24

Signatures                                                               25

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risks and Other Important Factors," among others, and in the Company's 1999 Annual Report on Form 10-K and the Company's Prospectus dated October 25, 2000, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

     This Quarterly Report on Form 10-Q contains trademarks of the Company and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to "CAIS" or the "Registrant" are to CAIS Internet, Inc. and its subsidiaries.

                               CAIS INTERNET, INC.
                     Consolidated Condensed Balance Sheets
                 (in thousands except share and per share data)

                                                                           September 30, 2000        December 31, 1999
                                                                           ------------------        -----------------
                                                                               (Unaudited)
Current assets
      Cash and cash equivalents                                            $           10,078        $          17,120
      Short-term investments                                                              -                     16,501
      Accounts receivable, net of allowance for doubtful accounts
          of $1,656 and $249, respectively                                             11,003                    3,090
      Prepaid expenses and other current assets                                         7,407                    2,571
                                                                           ------------------        -----------------
          Total current assets                                                         28,488                   39,282

Property and equipment, net                                                           238,649                   90,476
Deferred debt financing costs, net                                                      1,130                    1,499
Intangible assets and goodwill, net                                                    51,836                   51,059
Receivable from officers                                                                  450                      450
Other assets                                                                           10,017                    4,185
                                                                           ------------------        -----------------
          Total assets                                                     $          330,570        $         186,951
                                                                           ==================        =================
Current liabilities
      Accounts payable and accrued expenses                                $          111,807        $          53,779
      Obligations under capital lease                                                     -                        312
      Current portion of long-term debt                                                39,927                    2,680
      Unearned revenues                                                                 1,450                      846
                                                                           ------------------        -----------------
          Total current liabilities                                                   153,184                   57,617

Other long-term liabilities                                                               648                      718
                                                                           ------------------        -----------------
          Total liabilities                                                           153,832                   58,335
                                                                           ------------------        -----------------
Series C cumulative mandatory redeemable preferred stock;
  $0.01 par value; 125,000 shares authorized, issued and
  outstanding (aggregate liquidation preference of $15,372
  and $15,319, respectively)                                                           15,000                   15,319
                                                                           ------------------        -----------------
Series D cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value; 9,620,393 shares
  authorized; 7,258,249 shares issued and outstanding
  as of September 30, 2000 (aggregate liquidation preference
  of $103,394)                                                                        103,394                      -
                                                                           ------------------        -----------------
Series F cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value; 56,617 shares
  authorized; 40,000 shares issued and outstanding
  as of September 30, 2000 (aggregate liquidation preference
  of $40,467)                                                                          40,467                      -
                                                                           ------------------        -----------------
Series G cumulative mandatory redeemable convertible
  preferred stock; $0.01 par value; 28,051 shares
  authorized; 20,000 shares issued and outstanding
  as of September 30, 2000 (aggregate liquidation preference
  of $20,350)                                                                          20,350                      -
                                                                           ------------------        -----------------
Put warrants                                                                            1,267                    1,267
                                                                           ------------------        -----------------
Commitments and contingencies

Stockholders' (deficit) equity
    Common stock, $0.01 par value; 100,000,000 shares
      authorized; 24,254,997 and 22,608,331 shares
      issued, and 23,608,528 and 22,595,565 shares
      outstanding, respectively                                                           242                      226
    Additional paid-in capital                                                        223,580                  188,569
    Warrants outstanding                                                               54,702                   13,234
    Deferred compensation                                                              (1,431)                  (2,673)
    Treasury stock, 646,469 and 12,766 shares
      of common stock, respectively                                                   (17,073)                    (150)
    Accumulated deficit                                                              (263,760)                 (87,176)
                                                                           ------------------        -----------------
          Total stockholders' (deficit) equity                                         (3,740)                 112,030
                                                                           ------------------        -----------------
          Total liabilities and stockholders' (deficit) equity             $          330,570        $         186,951
                                                                           ==================        =================

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                              CAIS INTERNET, INC.

                Consolidated Condensed Statements of Operations
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                                 2000            1999             2000            1999
                                                              ----------       ---------       ----------      ----------
Net Revenues:
     Services                                                 $    7,064       $   2,166       $   16,604      $    5,459
     Software                                                        271              70            3,262              70
     Equipment                                                     3,747             446            6,733             572
                                                              ----------       ---------       ----------      ----------
          Total net revenues                                      11,082           2,682           26,599           6,102
                                                              ----------       ---------       ----------      ----------
Cost of revenues:
     Services                                                      8,618           2,191           20,160           4,682
     Software                                                          -               -                -               -
     Equipment                                                     2,276             367            4,346             444
                                                              ----------       ---------       ----------      ----------
          Total cost of revenues                                  10,894           2,558           24,506           5,126
                                                              ----------       ---------       ----------      ----------
Operating expenses:
     Selling, general and administrative                          23,487          12,886           63,550          22,266
     Research and development                                      1,435             447            3,984             547
     Depreciation and amortization                                10,173           1,738           24,456           2,485
     Non-cash compensation                                           413           1,009            1,242           4,130
     Treasury stock premium and stock charge                           -               -           10,348               -
     Fair value of stock issued to third party for
         services                                                    190               -              190             723
                                                              ----------       ---------       ----------      ----------
          Total operating expenses                                35,698          16,080          103,770          30,151
                                                              ----------       ---------       ----------      ----------

Loss from operations                                             (35,510)        (15,956)        (101,677)        (29,175)

Interest income (expense), net:
     Interest income                                                 598           1,190            2,039           1,730
     Interest expense                                             (1,136)           (198)          (2,355)         (1,330)
                                                              ----------       ---------       ----------      ----------
          Total interest income (expense), net                      (538)            992             (316)            400
                                                              ----------       ---------       ----------      ----------

Loss from continuing operations                                  (36,048)        (14,964)        (101,993)        (28,775)
     Loss from discontinued operations                                 -               -                -            (340)
                                                              ----------       ---------       ----------      ----------

Loss before extraordinary item                                   (36,048)        (14,964)        (101,993)        (29,115)
     Extraordinary item -- early extinguishment of debt                -               -                -            (551)
                                                              ----------       ---------       ----------      ----------

Net loss                                                         (36,048)        (14,964)        (101,993)        (29,666)
     Dividends and accretion on preferred stock                   (5,970)         (3,851)         (74,591)         (4,202)
                                                              ----------       ---------       ----------      ----------
Net loss attributable to common stockholders                  $  (42,018)      $ (18,815)      $ (176,584)     $  (33,869)
                                                              ==========       =========       ==========      ==========
Basic and diluted loss per share:
     Loss attributable to common stockholders before
        discontinued operations and extraordinary item        $    (1.80)      $   (0.91)      $    (7.64)     $    (2.20)
     Discontinued operations                                           -               -                -           (0.02)
     Extraordinary item                                                -               -                -           (0.04)
                                                              ----------       ---------       ----------      ----------
          Total                                               $    (1.80)      $   (0.91)      $    (7.64)     $    (2.26)
                                                              ==========       =========       ==========      ==========

Basic and diluted weighted-average shares outstanding             23,401          20,586           23,117          14,955
                                                              ==========       =========       ==========      ==========

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.

      Consolidated Statement of Changes in Stockholders' (Deficit) Equity
                                (in thousands)
                                  (unaudited)

                                                -----------------------------------------------------------------------

                                                     Series C          Series D          Series F          Series G
                                                -----------------------------------------------------------------------    Put
                                                 Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount   Warrants
                                                -------  --------  ------  --------  ------  --------  ------  --------  ---------
December 31, 1999                                   125  $ 15,319      --  $     --      --  $     --      --  $     --  $  1,267
   Issuance of Preferred Stock,
     net of offering costs of $7,669,
     fair value of beneficial conversion
     feature of $21,212 and value of
     warrants to purchase preferred and
     common stock of $40,537.                        --        --   7,143    35,106      40    35,491      20    19,985        --
   Accretion of Preferred Stock discount             --        --      --    64,894      --     4,509      --        15        --
   Accrued and cash dividends on preferred
     shares                                          --      (319)     --     1,778      --       467      --       350        --
   Issuance of preferred share dividends             --        --     115     1,616      --        --      --        --        --
   Issuance of common stock and warrants to
     third parties                                   --        --      --        --      --        --      --        --        --
   Amortization of unearned compensation             --        --      --        --      --        --      --        --        --
   Issuance of common stock and warrants             --        --      --        --      --        --      --        --        --
     for acquisition                                 --        --      --        --      --        --      --        --        --
   Issuance of common stock for additional
     consideration for acquisition and
     extinguishment of registration rights
     of Atcom shareholders                           --        --      --        --      --        --      --        --        --
   Treasury stock                                    --        --      --        --      --        --      --        --        --
   Exercise of stock options and warrants            --        --      --        --      --        --      --        --        --
   Net loss                                          --        --      --        --      --        --      --        --        --
                                                -------  --------  ------  --------  ------  --------  ------  --------  --------
September 30, 2000                                  125  $ 15,000   7,258  $103,394      40  $ 40,467      20  $ 20,350  $  1,267
                                                =======  ========  ======  ========  ======  ========  ======  ========  ========

                                                                                                                         (continued)
                                                                        Stockholders' (Deficit) Equity
                                            ---------------------------------------------------------------------------------------

                                              Common Stock    Additional
                                            --------------     Paid-In     Warrants     Deferred   Treasury  Accumulated
                                             Shares    Par     Capital   Outstanding  Compensation   Stock     Deficit      Total
                                            -------  ------- ----------  -----------  ------------ --------  -----------  ---------
December 31, 1999                            22,608  $   226  $ 188,569    $  13,234    $  (2,673) $   (150) $   (87,176) $ 112,030
   Issuance of Preferred Stock,
     net of offering costs of $7,669,
     fair value of beneficial conversion
     feature of $21,212 and value of
     warrants to purchase preferred and
     common stock of $40,537.                    --       --     21,212       40,537           --        --           --     61,749
   Accretion of Preferred Stock discount         --       --         --           --           --        --      (69,418)   (69,418)
   Accrued and cash dividends on preferred
     shares                                      --       --         --           --           --        --       (3,557)    (3,557)
   Issuance of preferred share dividends         --       --         --           --           --        --       (1,616)    (1,616)
   Issuance of common stock and warrants to
     third parties                               20       --        190        2,009           --        --           --      2,199
   Amortization of unearned compensation         --       --         --           --        1,242        --           --      1,242
   Issuance of common stock and warrants
     for acquisition                             40        1        954          148           --        --           --      1,103
   Issuance of common stock for additional
     consideration for acquisition and
     extinguishment of registration rights
     of Atcom shareholders                      498       5      10,334           --           --        --           --     10,339
   Treasury stock                                                                 --           --   (16,923)          --    (16,923)
   Exercise of stock options and warrants     1,089       10      2,321       (1,226)          --        --           --      1,105
   Net loss                                      --       --         --           --           --        --     (101,993)  (101,993)
                                            -------  ------- ----------  -----------  ------------ --------  -----------  ---------
September 30, 2000                           24,255  $   242  $ 223,580    $  54,702    $  (1,431) $(17,073) $  (263,760) $  (3,740)
                                            =======  =======  =========  ===========  ===========  ========  ===========  =========

                                                                     (concluded)

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                              2000                      1999
                                                                                            --------                  --------
Cash flows from operating activities:
      Net loss                                                                             $ (101,993)               $ (29,666)
      Adjustments to reconcile net loss to net cash used by operating activities-
          Non-cash compensation pursuant to stock options                                       1,242                    4,130
          Amortization of debt discount and deferred financing costs                              318                      877
          Treasury stock premium and stock charge                                               8,953                       --
          Extraordinary item -- early extinguishment of debt                                       --                      551
          Fair value of shares issued to third party for services                                 190                      723
          Depreciation and amortization                                                        24,456                    2,485
          Depreciation and amortization of discontinued operations                                 --                       58
          Changes in operating assets and liabilities, net of effect of acquisitions:
              Accounts receivable, net                                                         (7,913)                    (728)
              Prepaid expenses and other current assets                                        (2,793)                  (2,023)
              Other assets                                                                     (1,047)                    (784)
              Accounts payable and accrued expenses                                            53,268                    9,667
              Payable to discontinued operations                                                   --                   (3,892)
              Unearned revenues                                                                   604                       60
              Other long-term liabilities                                                         (70)                     609
              Changes in operating assets and libabilites of discontinued operations               --                      (73)
                                                                                           ----------                ---------
                  Net cash used in operating activities                                       (24,785)                 (18,006)
                                                                                           ----------                ---------
Cash flows from investing activities:
      Net purchases of property and equipment                                                (156,600)                 (43,710)
      Purchases of property and equipment of discontinued operations                               --                      (14)
      Purchases of short-term investments                                                          --                  (16,501)
      Purchases of restricted investments                                                      (3,485)                    (350)
      Sales of short-term investments                                                          16,501                       --
      Cash paid for acquisitions / investments                                                 (5,413)                  (1,327)
      Payments for visitor-based and multi-family network contract rights                      (5,626)                  (2,006)
      Net payments advanced on notes receivable                                                  (258)                    (538)
                                                                                           ----------                ---------
                  Net cash used in investing activities                                      (154,881)                 (64,446)
                                                                                           ----------                ---------
Cash flows from financing activities:
      Net borrowings under receivables-based credit facility
          of discontinued operations                                                                                       313
      Repayments under loan                                                                                             (7,000)
      Borrowings under debt                                                                    37,247
      Borrowings under notes payable - related parties                                              -                    1,000
      Principal payments under capital lease obligations                                         (312)                     (11)
      Payment of loan commitment, debt financing, and offering costs                              (65)                    (366)
      Net proceeds from issuance of Series A preferred stock                                       --                   11,365
      Redemption of Series B preferred stock                                                       --                   (3,104)
      Net proceeds from issuance of Series C preferred stock                                       --                   15,000
      Net proceeds from initial public offering                                                    --                  118,233
      Net proceeds from issuance of Series D preferred Stock                                   92,461                       --
      Payment of Series C preferred stock dividends                                              (907)                      --
      Net proceeds from issuance of Series F preferred stock                                   39,885                       --
      Net proceeds from issuance of Series G preferred stock                                   19,985                       --
      Repurchase of common stock                                                              (16,775)                    (150)
      Proceeds from issuance of common stock                                                    1,105                       58
                                                                                           ----------                ---------
                  Net cash provided by financing activities                                   172,624                  135,338
                                                                                           ----------                ---------
Net (decrease) increase in cash and cash equivalents                                           (7,042)                  52,886
Cash and cash equivalents, beginning of period                                                 17,120                       95
                                                                                           ----------                ---------
Cash and cash equivalents, end of period                                                   $   10,078                $  52,981
                                                                                           ==========                =========


The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

1. Business Description:

Overview

  CAIS Internet, Inc. (the "Company") is a nationwide provider of broadband Internet access solutions. The Company operates two business segments: the visitor-based and multi-family networks segment provides high-speed Internet access and content solutions for hotels, apartment communities and other public areas; and the Internet services segment provides high-speed Internet access and content solutions for businesses and consumers, including digital subscriber line ("DSL") services using HyperDSL lines, always-on access solutions for ISPs and businesses, and web hosting and other Internet services. The Company's headquarters are in Washington, D.C.


Organization

  CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc. ("CGX") as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership ("Cleartel"), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS and Cleartel became wholly owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders and changed its name from CGX Communications, Inc. In May 1999, the Company became a public company through the completion of an initial public offering ("IPO") of its common stock.


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

     As of September 30, 2000, the Company had cash and cash equivalents of approximately $10.1 million. Total current liabilities as of September 30, 2000 exceeded current assets by approximately $124.7 million. Current liabilities include $40.0 million due to Nortel Networks and Cisco Systems related to equipment financing lines of credit (see Note 3).

     The Company has signed a definitive agreement to sell certain technology and other assets to Cisco Systems, Inc. ("Cisco") for approximately $146.8 million of which approximately $40.5 million will be held in escrow for up to six years (see Note 8). Additionally, certain significant shareholders have provided the Company with a $20 million bridge facility that matures upon the earlier of the closing of the Cisco sale or March 31, 2001 (see Note 8). Management believes that the Cisco sale will be closed by the end of December 2000. Even with the proceeds from the Cisco sale of approximately $103 million (net of investment banking fees of approximately $4 million) management believes that the Company will need to raise additional financing to meet its obligations during 2001.

     Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. Although management believes it has the ability to generate additional equity and cash through such financing transactions, those transactions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional financing and adequate cash, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part.

  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2001 prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified to reflect this contingency.

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition and rapid technological change. The Company's future plans are substantially dependent on the successful roll-out of its visitor-based and multi-family networks. Net revenues generated from visitor-based and multi-family networks were approximately $6,182,000 and $14,790,000 for the three and nine months ended September 30, 2000, respectively. There can be no assurance that the Company will be successful in its roll-out of services nor can there be any assurance that the Company will be successful in defending its related patent rights. Many of the Company's competitors are siginifcantly larger and have substantially greater financial, technical, and marketing resources than the Company.

2. Summary of Significant Accounting Policies:

Basis of Presentation

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.


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

  In February 1999, the Company spun-off its operator and long-distance services subsidiary, Cleartel, to its stockholders as a non-cash distribution. The spin-off has been presented as discontinued operations and, accordingly, the Company has presented its financial statements for all periods prior to that date in accordance with Accounting Principles Board ("APB") Opinion No. 30: Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extradordinary, Unusual and Infrequently Occurring Events and Transactions. All expenses related to members of senior management who continued with the Company are included within loss from continuing operations.


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


Net Loss Per Share

  Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options, warrants and preferred shares are not reflected in diluted loss per share since their effect would be antidilutive. As of September 30, 2000, there were options and warrants to purchase approximately 13,050,000 shares of common stock, and Series C, D, F and G preferred shares which, upon their conversion, would cause the issuance of approximately 9,745,000 shares of common stock.

Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the three and nine months ended September 30, 2000 and 1999.


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


  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth quarter for fiscal years beginning after December 31, 1999. The Company does not expect that adoption will have material effect on the Company's financial position or results of operations.


Cash and Cash Equivalents and Short-Term Investments

  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of cash on hand, commercial paper and money market accounts that are available on demand. Short-term investments consist of investment-grade commercial paper with original maturities greater than 90 days. The carrying amounts of cash and cash equivalents and short-term investments in the accompanying consolidated condensed balance sheets approximate fair value.


Excess of Cost over Net Assets Acquired (Goodwill)

  Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Capital Area Internet Service, Inc. ("Capital Area") in May 1996, Atcom and Business Anywhere in September 1999, QuickATM, LLC ("QuickATM") and Hub Internet Services, Inc. ("Hub Internet") in March 2000. Additional purchase consideration of $1,000,000 for the acquisition of Business Anywhere was recorded in March 2000. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and intangibles was approximately $3,939,000 and $11,632,000 for the three and nine months ended September 30, 2000, respectively. Goodwill with respect to the Capital Area acquisition was fully amortized in May 1999.

Visitor-based and Multi-family Network Contract Rights

  The Company makes up-front contract payments to its contract partners in connection with entering into long-term master agreements for visitor-based and multi-family networks. These payments give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net balances of these payments were approximately $18,636,000 and $11,153,000 as of September 30, 2000 and December 31, 1999,
respectively, and are included in intangible assets and goodwill in the accompanying consolidated condensed balance sheets. The payments are amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the three and nine months ended September 30, 2000 was approximately $1,162,000 and $2,643,000, respectively.


Non-cash compensation

  Non-cash compensation is recorded for stock options granted to certain executives in 1997, 1998, and 1999 at exercise prices less than the estimated fair market value at the dates of the grants. The non-cash compensation expense is recorded over the vesting periods of the options and was approximately $413,000 and $1,242,000 for the three and nine months ended September 30, 2000.


Long-lived assets

  Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. The Company believes that no such impairment existed as of September 30, 2000 and December 31, 1999.

The Company's estimates of anticipated net revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or intense competition, or actual building usage penetration results. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

3. Financing and Debt:

  The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of September 30, 2000, the Company had borrowed approximately $15.2 million under this credit facility. Borrowings outstanding as of September 30, 2000 incur interest expense at rates ranging from 10.9 to
13.3 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

  The Company and Cisco Systems Capital Corporation ("Cisco") entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of September 30, 2000, the Company had borrowed approximately $24.7 million under this credit facility. Borrowings outstanding as of September 30, 2000 incur interest expense at approximately 12.8 percent. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel Networks facility, in which assets Cisco will have a second priority lien.

     At September 30, 2000, the Company was not in compliance with certain financial covenants under the Nortel Networks and Cisco credit facilities. The Company has subsequently obtained waivers from Nortel Networks and Cisco for violation of the financial covenants. See Note 8 for additional discussion of an amendment to the Nortel credit facility.

  Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company has recorded debt financing costs of approximately $1.1 million as of September 30, 2000 in connection with completing the Nortel Networks and Cisco credit facilities. The deferred debt financing costs are being amortized over the terms of the equipment financing agreements and are included in interest expense. The amortization was approximately $104,000 and $318,000 for the three and nine months ended September 30, 2000, respectively.

4.  Stockholders' Equity:

Initial Public Offering

  In May 1999, the Company completed an initial public offering of its common stock (the "IPO"). The Company sold 6,842,100 shares (including the over-allotment option), yielding net proceeds to the Company of approximately $118.2 million, after deducting underwriting discounts and commissions and other fees and expenses of approximately $11.8 million. The Company used approximately $12 million of the net proceeds in the second quarter of 1999 to repay indebtedness and redeem shares of Series B cumulative mandatory re deemable convertible preferred stock.

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

  On the date of the stock purchase agreement, the conversion price of the Series D preferred stock was less than the closing market price of the Company's common stock. Accordingly, approximately $21.2 million of the proceeds were allocated to additional paid-in capital to recognize the beneficial conversion feature. Approximately $36.1 million of the proceeds received were allocated to the value of the option to purchase the Series E Preferred Stock. The option has been valued at its estimated fair value of $7.23 per share based on the Black-Scholes valuation model. As the Series D Prefered Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants and the beneficial conversion feature) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements.

  KKR appointed two members to the Company's Board of Directors in February 2000. KKR also has certain stock registration rights, and must consent with respect to certain corporate actions by the Company, including share issuances and mergers and other business combinations, subject to certain exceptions.

  In June 2000, the Company issued 20,000 shares of Series G Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series G Preferred Stock") to 3Com Corporation ("3Com") for gross proceeds of $20,000,000, less approximately $15,000 in offering costs. The Series G Preferred Stock is convertible into common stock of the Company at an initial conversion price of $36.00 per share (or 555,556 common shares based on the $20 million investment), subject to adjustment. The holders of the Series G Preferred Stock are entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum, compounded quarterly.

  In August 2000, the Company issued 40,000 shares of Series F Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series F Preferred Stock") and warrants to acquire 600,000 shares of the Company's common stock at $24.00 per share to Microsoft Corporation ("Microsoft") for total gross proceeds of $40,000,000 less approximately $100,000 million in offering costs paid to third parties. The holders of the Series F Preferred Stock are entitled to receive dividends, payable in preferred shares, common stock or cash, at a rate of 7 percent per annum. Approximately $4.4 million of the proceeds received were allocated to the value of the warrants. As the Series F Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements. Microsoft may also be eligible for an additional warrant to purchase up to 900,000 shares of the Company's common stock at exercise prices between $45.00 and $65.00 per share based upon the Company's performance with respect to certain operational milestones.

  The Company granted a warrant to Cooper Hotel Services, Inc. to purchase 10,368 shares of common stock, in connection with the parties' agreement to provide the Company's services to Cooper Hotel Services, Inc. properties. The warrant has an exercise price of approximately $17.31 per share, and expires on June 9, 2005.


5. Treasury Stock Premium and Stock Charge

  Effective March 21, 2000, the Company and Atcom entered into Amendment No. 3 to the Amended and Restated Agreement and Plan of Merger. The Amendment eliminated certain stock registration rights of the Atcom shareholders. Pursuant to this Amendment, the Company redeemed 600,000 shares of the Company's common stock at a redemption price of $30.00 per share in April 2000. The Company recorded an earnings charge of approximately $1.3 million in the second quarter for the premium paid over the fair value to acquire the shares. The shares are held in treasury. Additionally, the Company issued approximately 381,000 shares of common stock to the Atcom shareholders in April 2000. The Company recorded an earnings charge of approximately $9.0 million as a result of the additional consideration in the nine months ended September 30, 2000.


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

The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands, unaudited):


                                    Three Months Ended September 30, 2000
                                    --------------------------------------
                                                   Internet
                                     Networks      Services   Consolidated
                                     --------      --------   ------------

Revenues                             $  6,182       $ 4,900       $ 11,082
Depreciation and amortization           9,945           228         10,173
Interest income (expense), net           (498)          (40)          (538)
Segment losses                        (34,048)       (2,000)       (36,048)
Segment assets                        295,263        10,406        305,669
Expenditures for segment assets        82,800             -         82,800


                                    Three Months Ended September 30, 1999
                                    --------------------------------------
                                                   Internet
                                     Networks      Services   Consolidated
                                     --------      --------   ------------

Revenues                             $    695       $ 1,987       $  2,682
Depreciation and amortization           1,738             -          1,738
Interest income (expense), net            921            71            992
Segment losses                        (11,604)       (3,360)       (14,964)
Segment assets                        117,642         1,036        118,678
Expenditures for segment assets        54,559             -         54,559


                                     Nine Months Ended September 30, 2000
                                     -------------------------------------
                                                   Internet
                                      Networks     Services   Consolidated
                                      --------     --------   ------------

Revenues                             $  14,790      $11,809       $ 26,599
Depreciation and amortization           24,210          246         24,456
Interest income (expense), net            (308)          (8)          (316)
Segment losses                         (94,616)      (7,377)      (101,993)
Segment assets                         295,263       10,406        305,669
Expenditures for segment assets        156,312            -        156,312


                                     Nine Months Ended September 30, 1999
                                     -------------------------------------
                                                   Internet
                                      Networks     Services   Consolidated
                                     ---------     --------   ------------

Revenues                             $     837      $ 5,265       $  6,102
Depreciation and amortization            2,479            6          2,485
Interest income (expense), net             414          (14)           400
Segment losses                         (25,346)      (3,429)       (28,775)
Segment assets                         117,642        1,036        118,678
Expenditures for segment assets         60,789            -         60,789

The following is a reconciliation of the reportable segments' losses and assets to the Company's consolidated totals (in thousands, unaudited):

                                               Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                                  2000       1999        2000      1999
                                              --------   --------   ---------   -------
Losses
Total losses for reportable segments          $(36,048)  $(14,964)  $(101,993)  (28,775)
Loss from discontinued operations                    -          -           -      (340)
Extraordinary item                                   -          -           -      (551)
                                              --------   --------   ---------   -------
Consolidated net loss                         $(36,048)  $(14,964)  $(101,993) $(29,666)
                                              ========   ========   =========   =======

                                                               Sept 30,  Sept 30,
                                                                 2000      1999
                                                               --------  --------
Assets
Total assets for reportable segments                           $305,669  $118,678
Total current assets, excluding reportable segment assets        14,016    71,342
Deferred financing and offering costs, net                        1,130     1,425
Other long term assets, excluding reportable segment assets       9,305     1,130
Receivable from officers                                            450       400
                                                               --------  --------
Consolidated total assets                                      $330,570  $192,975
                                                               ========  ========


8. Subsequent Events

  On October 19, 2000, the Company entered into a definitive agreement with Cisco to sell the broadband subscriber management software business of the Company's CAISSoft subsidiary for an aggregate cash purchase price of approximately $146.8 million, of which $40.5 million will be deposited into an escrow account. $15 million of the escrowed amount will remain in escrow for up to 18 months following the transaction closing date to satisfy any unsatisfied claims, and $25.5 million will remain in escrow until the earlier of the sixth
(6th) anniversary of the closing date, or the date specified by Cisco in a notice that any patent or other claims have been resolved. The Company expects the transaction to close by the end of December 2000. At closing, the Company expects to receive approximately $103 million in cash, net of fees of approximately $4 million. The Company and Cisco also entered into a software license agreement under which Cisco will grant the Company up to 1,500 royalty free, fully paid copies of IPORT software. The parties will negotiate an agreement for additional license copies.

  On October 25, 2000, the Company entered into a credit agreement with Ulysses
G. Auger II (Chairman of the Board), R. Theodore Ammon (Director) and CII Ventures II, Inc. (CII Ventures, administrative agent for KKR), collectively called the "Lenders." The Lenders will make up to $20 million of loans available to the Company, with a maximum of $3 million in any calendar week, with the exception of the initial borrowing under which the Company borrowed $5 million. The Company is obligated to repay any borrowings and interest at the earlier of the closing of the CAISSoft asset sale to Cisco, or March 31, 2001. Borrowings incur interest at the Alternate Base Rate plus 5 percent or LIBOR plus 6 percent, or approximately 13 percent per annum. In connection with the credit agreement, the Company granted 2,000,000 warrants to the Lenders at an exercise price of $4.56 per share (fair market value on the grant date). The warrants expire on October 25, 2010.


  On November 14, 2000, the Company entered into the Fifth Amendment to the Nortel credit facility. This amendment modified the commitment termination date of the borrowing facility to November 30, 2000 and also modified the repayment terms. The Company will be required to pay $4 million of the outstanding balance by the earlier of two business days after the closing of the sale of certain CAISSoft assets to Cisco Systems or December 22, 2000 and to repay the remaining balance in monthly instalments over the 2001 calendar year. If the Company raises a minimum of $75 million in debt or equity while any outstanding balance is due, the Company has agreed to pay any remaining balance due to Nortel at that time. The Company also agreed to increase the interest rate on the existing borrowings to LIBOR plus 6%. In connection with this amendment, Nortel has also waived compliance with certain provisions of the credit facility as of September 30, 2000 and through December 31, 2001, for which the Company had previously not been in compliance.

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

  During the years ended December 31, 1997, 1998 and 1999, the Company derived a majority of its revenue from the sale of various Internet services, including always-on Internet access services, web hosting and domain registration services and, to a lesser extent, dial-up Internet access. Beginning in the third quarter of 1999, the Company began to increase its visitor-based and multi-family networks revenues, as it began to install its services in various hotels and apartment communities, and acquire complementary businesses. The Company has incurred significant costs and devoted substantial resources associated with the research, development and deployment of its visitor-based and multi-family networks services. The costs included equipment, contract labor for surveys and the actual property installation, and Internet bandwidth and local loop connection charges. The Company capitalizes the costs of installations in hotels and apartment buildings, including equipment and labor.

  Through its bandwidth purchase in the Qwest IRU, the Company has made a significant investment in its nationwide network infrastructure. The Company requires substantial capital to fully develop and implement its business plan, and to fund start-up losses. The Company devotes considerable resources to sales and marketing for the sale of its services in hotels and apartment communities and its DSL services in the commercial and residential markets. The Company may expand its research and development activities to develop new products and services.

  The Company's nationwide deployment of its services, and the expansion of its network, will result in increased cost of revenues, selling, general and administrative expenses and capital expenditures, provided the Company can raise sufficient capital. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to successfully expand its customer base for visitor-based and multi-family networks and other services and achieve further operating efficiencies. The Company might not be able to achieve or sustain revenue growth, positive cash flow or profitability in the future.

  As a result of continued losses, negative cash flows, and limited cash on hand as of September 30, 2000, the Company is changing certain aspects of its business strategy. See Subsequent Events for a greater discussion.

Business Segments

  The Company has two reportable business segments, the financial results of which are included in the Notes in Item 1:

1. Visitor-based and Multifamily Networks. The Company delivers high-speed Internet access and content solutions to hotels, apartment communities and other public areas across existing telephone lines at speeds up to 175 times faster than 56K dial-up modems. As of September 30, 2000, the Company had master contracts to provide its services in approximately 10,800 properties and 1.5 million units/rooms.

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


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

  Net revenues. Net revenues for the three months ended September 30, 2000 increased 313% to approximately $11,082,000, from approximately $2,682,000 for the three months ended September 30, 1999. Net revenues increased primarily due to an increase of approximately $5,487,000 in visitor-based and multi-family networks revenue (of which approximately $201,000 was for software sales and $3,302,000 was for equipment sales), $2,357,000 in DSL revenues, $461,000 in web hosting services revenues, and $95,000 in high speed always-on access and other services revenues. The increases were due to an increase in the number of properties and customers for these services.

  Cost of revenues. Cost of revenues for the three months ended September 30, 2000 totaled approximately $10,894,000 or 98% of net revenues, compared to approximately $2,558,000 or 95% of net revenues for the three months ended September 30, 1999. This increase resulted primarily from increases of approximately $3,899,000 in visitor-based and multi-family network charges for bandwidth, local loop and network installation, $1,909,000 in charges for visitor-based and multi-family networks equipment sales, $2,321,000 in DSL charges for customer connectivity, equipment and installation, and $207,000 in other Internet access costs.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2000 totaled approximately $23,487,000 or 212% of net revenues, compared to approximately $12,886,000 or 480% of net revenues for the three months ended September 30, 1999. This increase resulted primarily from an increase of $12,783,000 related to visitor-based and multi-family networks and Internet Services payroll and payroll related administrative costs, and a decrease of $2,210,000 related to marketing, advertising, and other administrative expenses.

  Research and development. Research and development for the three months ended September 30, 2000 totaled approximately $1,435,000 or 13% of net revenues, compared to approximately $447,000, or 17% of net revenues for the three months ended September 30, 1999. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition in September 1999 and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $10,173,000 for the three months ended September 30, 2000, compared to approximately $1,738,000 for the three months ended September 30, 1999. This increase resulted from an increase of $4,465,000 in depreciation of capital assets to support the expansion of the Company's network and to deploy equipment in hotels and multi-family buildings, $1,193,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $2,777,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

  Non-cash compensation. Non-cash compensation totaled approximately $413,000 for the three months ended September 30, 2000, compared to approximately $1,009,000 for the three months ended September 30, 1999. This decrease resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO in May 1999.

  Fair value of stock issued to third party for services. Fair value of stock issued to third party for services was 190,000 for the three months ended September 30, 2000. There was no comparable expense for the three months ended September 30, 1999.

  Interest income (expense), net. Interest income (expense), net totaled expense of approximately $538,000 for the three months ended September 30, 2000, compared to income of approximately $992,000 for the three months ended September 30, 1999. This expense total was attributable primarily to interest expense and the amortization of financing costs related to the Company's financing agreements.

  Loss from continuing operations. Loss from continuing operations totaled approximately $36,048,000 for the three months ended September 30, 2000, compared to approximately $14,964,000 for the three months ended September 30, 1999, due to the foregoing factors.


Nine Months Ended September 30, 2000 Compared to nine Months Ended September 30, 1999

  Net revenues. Net revenues for the nine months ended September 30, 2000 increased 336% to approximately $26,599,000, from approximately $6,102,000 for the nine months ended September 30, 1999. Net revenues increased primarily due to an increase of approximately $13,953,000 in visitor-based and multi-family networks revenue (of which approximately $3,192,000 was for software sales and $6,161,000 was for equipment sales), $5,443,000 in DSL revenues, $854,000 in web hosting services revenues, and $247,000 in high speed always-on access and other services revenues. The increases were due to an increase in the number of properties and customers for these services.

  Cost of revenues. Cost of revenues for the nine months ended September 30, 2000 totaled approximately $24,506,000 or 92% of net revenues, compared to approximately $5,126,000 or 84% of net revenues for the nine months ended September 30, 1999. This increase resulted primarily from increases of approximately $9,227,000 in visitor-based and multi-family network charges for bandwidth, local loop and network installation, $3,903,000 in charges for visitor-based and multi-family network equipment sales, $5,658,000 in DSL charges for customer connectivity, equipment and installation, and $592,000 in other Internet access costs.

  Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2000 totaled approximately $63,550,000 or 239% of net revenues, compared to approximately $22,266,000 or 365% of net revenues for the nine months ended September 30, 1999. This increase resulted primarily from increases of $38,286,000 related to visitor-based and multi-family networks and Internet Services payroll and payroll related administrative costs, and $2,972,000 related to marketing, advertising, and other administrative expenses.

  Research and development. Research and development for the nine months ended September 30, 2000 totaled approximately $3,984,000 or 15% of net revenues, compared to approximately $547,000, or 9% of net revenues for the nine months ended September 30, 1999. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition in September 1999 and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $24,456,000 for the nine months ended September 30, 2000, compared to approximately $2,485,000 for the nine months ended September 30, 1999. This increase resulted from an increase of $8,862,000 in depreciation of capital assets to support the expansion of the Company's network and to deploy equipment in hotels and multi-family buildings, $2,916,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $10,192,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

  Non-cash compensation. Non-cash compensation totaled approximately $1,242,000 for the nine months ended September 30, 2000, compared to approximately $4,130,000 for the nine months ended September 30, 1999. This decrease resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO in May 1999.

  Treasury stock premium and stock charge. Treasury stock premium and stock charge totaled approximately $10,348,000 for the nine months ended September 30, 2000. The expense was for a premium paid on treasury stock and additional consideration issued to Atcom shareholders in connection with the elimination of certain stock registration rights held by such shareholders. There was no comparable expense for the nine months ended September 30, 1999.

  Fair value of stock issued to third party for services. Fair value of stock issued to third party for services totaled approximately $190,000 for the nine months ended September 30, 1999, compared to $723,000 for the nine months ended September 30, 1999.

  Interest income (expense), net. Interest income (expense), net totaled expense of approximately $316,000 for the nine months ended September 30, 2000, compared to income of approximately $400,000 for the nine months ended September 30, 1999. This income total was attributable primarily to interest income earned from the proceeds of equity offerings, offset by interest expense and the amortization of financing costs related to the Company's financing agreements.

  Loss from continuing operations. Loss from continuing operations totaled approximately $101,993,000 for the nine months ended September 30, 2000, compared to approximately $28,775,000 for the nine months ended September 30, 1999, due to the foregoing factors.

  Loss from discontinued operations. There was no income or loss from discontinued operations for the nine months ended September 30, 2000 due to the spinoff of Cleartel in February 1999. Loss from discontinued operations of Cleartel totaled approximately $340,000 for the nine months ended September 30, 1999.

  Extraordinary item - early extinguishment of debt. There was no extraordinary item - early extinguishment of debt for the nine months ended September 30, 2000. Extraordinary item - early extinguishment of debt totaled approximately $551,000 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

  As of September 30, 2000, the Company had cash and cash equivalents and short-term investments of approximately $10.1 million. Total current liabilities as of September 30, 2000 exceeded current assets by approximately $124.7 million. Current liabilities include $40.0 million due to Nortel Networks and Cisco Systems related to equipment financing lines of credit.

  The Company has reached a definitive agreement to sell certain assets of its CAISSoft subsidiary to Cisco for gross proceeds of approximately $146.8 million, of which $40.5 million will be held in escrow. The Company expects the transaction to close by the end of December 2000. At closing, the Company expects to receive approximately $103 million in cash, net of fees of approximately $4 million. The Company will require additional financing in addition to the proceeds from Cisco to meet its planned operational and capital expenditures over the next twelve months. If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenues or increases in anticipated expenses, the Company would curtail the planned roll-out of its services and reduce marketing and development activities.

  Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. Although management believes it has the ability to generate additional equity and cash through such financing transactions, those transactions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional financing and adequate cash, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part.

  The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2001 prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified to reflect this contingency.

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

  Prior to the IPO, the Company financed its operations with various debt and private equity placements. Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was approximately $24.8 million and $18.0 million respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities.

  During the nine months ended September 30, 2000 and 1999, cash flows used in investing activities were approximately $154.9 million and $64.4 million, respectively. Investing activities in the nine months ended September 30, 2000 include approximately $156.6 million in net purchases of property and equipment, primarily related to the deployment of the Company's nationwide network, and its technologies and services in hotels, apartment communities and other public areas. Additionally, the Company spent approximately $5.6 million in network contract rights.

A description of the Company's stockholders' (deficit) equity is as follows:

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

  In February 2000, the Company issued 5,276,622 shares of Series D Preferred Stock to CII Ventures LLC, an affiliate of the private investment firm KKR for gross proceeds of $73,873,000, less approximately $6,285,000 in offering costs. In April 2000, the Company issued the remaining 1,866,235 shares of Series D Preferred Stock for net proceeds of $24,873,000. The Series D Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $16.50 per share (or 6,060,606 common shares based on the $100 million investment), subject to adjustment. The Company also issued a one-year option for CII Ventures LLC to purchase 7,142,857 shares of Series E Preferred Stock. The Series E Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $20.00 per share (or 5,000,000 common shares based on a $100 million investment), subject to adjustment. The holders of the Series D and Series E Preferred Stock will be entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly.

  In June 2000, the Company issued 20,000 shares of Series G Preferred Stock to 3Com for gross proceeds of $20,000,000, less approximately $15,000 in offering costs. The Series G Preferred Stock is convertible into common stock of the Company at an initial conversion price of $36.00 per share (or 555,556 common shares based on the $20 million investment), subject to adjustment. The holders of the Series G Preferred Stock are entitled to receive dividends, payable in additional shares, at a rate of 6 per cent per annum, compounded quarterly.

  In August 2000, the Company issued 40,000 shares of Series F Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series F Preferred Stock") and warrants to acquire 600,000 shares of the Company's common stock at $24.00 per share to Microsoft Corporation ("Microsoft") for total gross proceeds of $40,000,000 less approximately $0.1 million in offering costs paid to third parties. The holders of the Series F Preferred Stock are entitled to receive dividends, payable in preferred shares, common stock or cash, at a rate of 7 percent per annum. Approximately $4.4 million of the proceeds received were allocated to the value of the warrants. As the Series F Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompany financial statements. Microsoft may also be eligible for an additional warrant to purchase up to 900,000 shares of the Company's common stock at exercise prices between $45.00 and $65.00 per share based upon the Company's performance with respect to certain operational milestones.


  A description of the Company's capital equipment credit facilities follows:

The Company and Nortel Networks, Inc. ("Nortel Networks") entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of September 30, 2000, the Company had borrowed approximately $15.2 million under this credit facility. Borrowings outstanding as of September 30, 2000 incur interest expense at rates ranging from 10.9 to
13.3 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

  The Company and Cisco Systems Capital Corporation ("Cisco") entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of September 30, 2000, the Company had borrowed approximately $24.7 million under this credit facility. Borrowings outstanding as of September 30, 2000 incur interest expense at approximately 12.8 percent. Under the facility, $50 million is available during the first two years of the facility provided the Company meets certain financial performance requirements. The facility requires the Company to meet certain financial covenants including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel Networks facility, in which assets Cisco will have a second priority lien.

     At September 30, 2000, the Company was not in compliance with certain financial covenants under the Nortel Networks and Cisco credit facilities. The Company has subsequently obtained waivers from Nortel Networks and Cisco for violation of the financial covenants. See Subsequent Events for additional discussion of an amendment to the Nortel credit facility.

Subsequent Events

  On October 19, 2000, the Company entered into a definitive agreement with Cisco to sell the broadband subscriber management software business of the Company's CAISSoft subsidiary for an aggregate cash purchase price of approximately $146.8 million, of which $40.5 million will be deposited into an escrow account. $15 million of the escrowed amount will remain in escrow for up to 18 months following the transaction closing date to satisfy any unsatisfied claims, and $25.5 million will remain in escrow until the earlier of the sixth
(6th) anniversary of the closing date, or the date specified by Cisco in a notice that any claims have been resolved. The Company expects the transaction to close by the end of December 2000. At closing, the Company expects to receive approximately $103 million in cash, net of fees of approximately $4 million. The Company and Cisco also entered into a software license agreement under which Cisco will grant the Company up to 1,500 royalty free, fully paid copies of IPORT software. The parties will negotiate an agreement for license copies above 1,500.

  On October 25, 2000, the Company entered into a credit agreement with Ulysses
G. Auger II (Chairman of the Board), R. Theodore Ammon (Director) and CII Ventures (administrative agent for KKR), collectively called the "Lenders." The Lenders will make up to $20 million of loans available to the Company, with a maximum of $3 million in any calendar week, with the exception of the initial borrowing under which the company borrowed $5 million. The Company is obligated to repay any borrowings and interest at the earlier of the closing of the CAISSoft asset to Cisco, or March 31, 2001. Borrowings incur interest at the Alternate Base Rate plus 5 percent or LIBOR plus 6 percent, or approximately 13 percent per annum. In connection with the loan, the Company granted 2,000,000 warrants to the Lenders at an exercise price of $4.56 per share. The warrants expire on October 25, 2010.

  On November 6, 2000, the Company announced that it has realigned its operating management. The Company promoted William Caldwell from President to Chief Executive Officer and hired Andrew Hines as Chief Operating Officer and Chief Financial Officer. Ulysses G. Auger, II, outgoing Chief Executive Officer, will retain the title of Chairman of the Board of Directors. The Company also announced certain changes to its business strategy, reflecting capital market and strategic factors. The Company's immediate focus will be on increasing profitability through a number of tactical initiatives, more controlled growth and a stronger focus on its core businesses. Under the new management team, the Company will undertake a complete strategic review of its business lines, including analysis of capital deployment and profitability. In response to changing equity market conditions, the Company's strategy, for the present, will focus on maximizing profits and preserving capital rather than accelerating growth. While in the short term this will reduce the previously established building installation volume trends, it is intended to conserve capital and improve EBITDA results. In 2001, the Company plans to resume the roll-out at its previously planned levels in the hospitality segment. In the multifamily business, the Company has decided to significantly decrease its new installations until wireless hardware costs reductions can be achieved. Future hotel and multifamily installations are dependent on the availability of additional capital.

  On November 14, 2000, the Company entered into the Fifth Amendment to the Nortel credit facility. This amendment modified the commitment termination date of the borrowing facility to November 30, 2000 and also modified the repayment terms. The Company will be required to pay $4 million of the outstanding balance by the earlier of two business days after the closing of the sale of certain CAISSoft assets to Cisco Systems or December 22, 2000 and to repay the remaining balance in monthly instalments over the 2001 calendar year. If the Company raises a minimum of $75 million in debt or equity while any outstanding balance is due, the Company has agreed to pay any remaining balance due to Nortel at that time. The Company also agreed to increase the interest rate on the existing borrowings to LIBOR plus 6%. In connection with this amendment, Nortel has also waived compliance with certain provisions of the credit facility as of September 30, 2000 and through December 31, 2001, for which the Company had previously not been in compliance.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  At September 30, 2000, the Company had debt in the aggregate amount of $39.9 million. A change of interest rates would affect its obligations under these agreements. Increases in interest rates would increase the interest expense associated with future borrowings and borrowings under its equipment financing agreements.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On September 11, 2000, the Company filed a complaint against Suite Technology System Network for injunctive relief and monetary damages under the Patent Laws of the United States, 35 U.S.C. (S)1 et seq., for infringement of U.S. Letters Patent No. 5,844,596 ("Two Way RF Communication at Points of Convergence of Wire Pairs from Separate Internal Telephone Networks"). The relief requested is an injunction against future infringement, an accounting for monetary damages, and recovery of costs and attorney's fees.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

  A description of the Company's sales of unregistered securities is set forth under the headings "Liquidity and Capital Resources" and "Subsequent Events" of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above. In addition, the following is a description of the unregistered securities sold by the Company during the period from July 1, 2000 through September 30, 2000:

  The Company issued 40,000 shares of Series F Preferred Stock to Microsoft for gross proceeds of approximately $40,000,000, less approximately $115,000 in offering costs. The Series F Preferred Stock is convertible into common stock of the Company at a conversion price of $24.00 per share (40,000 shares of Series F Preferred Stock are convertible into 1,666,667 common shares). The Company also granted warrants to Microsoft to purchase 600,000 shares of common stock at an exercise price of $24.00 per share.

  The Company issued 117,130 shares of common stock for contingent consideration for the Business Anywhere acquisition completed in 1999.

  The Company issued 20,000 shares to Hilton Hotels Corporation to extend the deadline for put warrants.

  The Company issued 115,392 shares of Series D Preferred Stock to CII Ventures as dividends.

  The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A.    EXHIBITS

See Exhibit Index.

  B.    REPORTS ON FORM 8-K

  None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on November 14, 2000.

                               CAIS Internet, Inc.


                               /s/ William M. Caldwell, IV
                               --------------------------------------------
                               William M. Caldwell, IV, Chief Executive Officer (Principal Executive Officer)


                               /s/ Barton R. Groh
                               --------------------------------------------
                               Barton R. Groh, Vice President, Treasurer
                               (Principal Accounting Officer)

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX



Exhibit
No.           Description
--------      -----------


  2.1 Asset Purchase Agreement by and among Cisco Systems, Inc., CAIS Internet, Inc., CAIS Software Solutions, Inc., and CAIS, Inc. dated October 19, 2000

  2.2 Escrow Agreement by and among State Street Bank and Trust Company of California, N.A., Cisco Systems, Inc, CAIS Internet, Inc., a Delaware corporation, CAIS Software Solutions, Inc., and CAIS, Inc. dated October 19, 2000

  2.3 Software License Agreement entered into by and between Cisco Systems, Inc. and CAIS, Inc.

  4.1 Warrant Agreement dated as of October 25, 2000 among CAIS Internet, INC., CII Ventures II LLC, Ulysses G. Auger II and R. Theodore Ammon

 10.1 Credit Agreement dated as of October 25, 2000, among CAIS Internet, Inc., the Lenders party hereto, and CII Ventures II LLC, as Administrative Agent.

 27.1         Financial Data Schedule.