Form 10-K
period 2000-12-31
CAIS INTERNET INC
filed 2001-04-16
CIK 1078404

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                  For the Fiscal Year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sale price of the Registrant's common stock on April 9, 2001, the aggregate market value of common stock held by nonaffiliates of the Registrant was $8,474,659.

  The number of shares of the Registrant's common stock outstanding as of April 9, 2001 was 23,656,790.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               CAIS INTERNET, INC.

                                    FORM 10-K
               For the Fiscal Year Period Ended December 31, 2000

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

PART IV

Item 14.
Exhibits, Financial Statements and Reports on Form 8-K................................. 57

Signatures............................................................................. 60

Exhibits............................................................................... 61

--------------------------------------------------------------------------------

PART I

                              IMPORTANT INFORMATION
                               GOING CONCERN RISK

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant losses and negative cash flows from operations during the fiscal year 2000. At December 31, 2000, current liabilities exceed current assets by approximately $62,529,000. The Company incurred a loss from continuing operations and negative cash flows from operations of approximately $276,530,000 and $48,088,000, respectively, for the year ended December 31, 2000 and has negative stockholders' equity of approximately $171,698,000 at December 31, 2000. If the Company is unable to raise additional capital by the end of the second quarter of 2001, the Company may not be able to meet its projected obligations for that fiscal year. As a result of this material uncertainty, there is doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Going Concern Risk and Capital Resources" and Note 1 of the Notes to Consolidated Financial Statements contained elsewhere herein.

Item 1. Business

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

  This Annual Report on Form 10-K contains trademarks of the Registrant and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to the Company, CAIS Internet, CAIS or the Registrant are to CAIS Internet, Inc. and its subsidiaries.

The Company

  The Company is a nationwide supplier of broadband Internet access solutions and provides price competitive high speed Internet services and bundled data solutions to businesses nationwide. The Company offers always-on, broadband Internet access to commercial and residential customers through its various bandwidth products in 29 major metropolitan areas throughout the U.S. It also provides service to certain hotel properties utilizing several different technology platforms. All of CAIS's broadband services utilize its own tier-one, nationwide Internet network and several proprietary technologies. The Company also maintains unmanned business centers and Internet kiosks nationwide to deliver broadband Internet access and content to public venues, such as airports, retail centers, hotel lobbies and cruise ships.

Historical Overview

  Since the Company's initial public offering in May 1999, the Company's goal had been to become a leader in the delivery of broadband Internet access, content, software and systems to large new markets nationwide. This primarily entailed a strategy of rapidly installing high speed Internet access in a large number of hospitality and multi-family properties. As an additional source of revenue, the Company marketed broadband data connections and services to businesses in these serviced markets.

  By virtue of the network it built to support its primary hospitality and multi-family business model, CAIS became a fully operational tier-one ISP, with a nationwide broadband OC-12 and OC-3 network with 29 Points of Presence (POPs) in major metropolitan areas throughout the country. While the Company's primary business focus to date has been on the hospitality and multi-family access market, CAIS's Internet business currently supports over 17,000 customers nationwide with traditional ISP services, primarily dedicated access and Web hosting.

  The Company's key business strategy, offering high speed Internet services to the hospitality and multi-family markets, required a substantial investment in capital

--------------------------------------------------------------------------------
expenditures and overhead structure due to the high costs of installation and customer service. The Company's original business models estimated a breakeven point of approximately 2-3 years for a hotel property and 3-4 years for a multi-family property. Since most hotel contracts were for five years and most multi-family contracts were for seven years, the later years of the contract with higher usage levels allowed for a sufficient rate of return over the life of the contract.

  However, the change in the current capital markets and other factors has forced CAIS to reassess its primary business model and turn its focus to its core ISP services and business model where the Company already has the infrastructure, the nationwide network, a full suite of data product offerings and a trained sales team necessary to compete in an efficient and cost-effective manner.

  The hospitality and multi-family business model was based on the continued availability of additional capital to meet the Company's building rollout forecasts, a specific level of projected building installation costs, minimal technical problems and average customer penetration rates across most properties. In addition to other challenges, the Company's costs of installation were higher than expected during the fiscal year 2000 and the lack of capital available for technology and telecommunication companies forced the Company to make significant modifications to the business plan to conserve cash and reduce operating losses and building installation expenditures. The Company, similar to other Internet providers in the hospitality and multi-family businesses, did not have the available capital for the rollout of a sufficient number of buildings that would provide 'critical mass' to achieve acceptable profit margin returns over the life of existing building contracts.

  As of December 31, 2000, the Company had installed high speed Internet access in 716 hotels covering approximately 118,000 rooms through master agreements with Hilton Hotels Corporation, John Q. Hammons Hotels, Inc., Carlson Hospitality Worldwide, Staybridge Suites, Cendant Corporation, Prime Hospitality Corporation and Bass Hotels & Resorts, as well as trial agreements with Starwood, Hyatt, Promus and others. This includes properties such as the Waldorf-Astoria, Westin Peachtree Plaza and the Palmer House-Chicago. The Company also had installed approximately 375 multi-family properties covering approximately 103,000 apartment units through agreements with One Point Communications, Town & Country Trust, Tarragon Realty and United Dominion and trial agreements with Equity Residential, Charles E. Smith, Avalon Bay and Insignia.

REVISED BUSINESS STRATEGY - PRIMARY FOCUS ON BUSINESSES NATIONWIDE

  During the fourth quarter of 2000, the Company announced that it would undertake a complete strategic review of its business lines, including analysis of capital deployment and profitability. In response to changing equity market conditions, the Company indicated that its strategy would focus on generating profits rather than accelerated growth. The Company also reported that, in the short term, it would reduce the building installation schedule in order to conserve capital and improve EBITDA results.

  The Company is finalizing a new business model, and has already begun to undertake a restructuring of its business goals to capitalize on its current status as one of the nation's few tier-one nationwide ISPs, streamline the Company and maximize shareholder value. The Company's main focus will now be in the following two areas:

  . Expand the core Internet Services segment through sales of retail and wholesale dedicated bandwidth connections and web hosting and co-location services to businesses nationwide. CAIS will increase its emphasis on direct sales of bundled data broadband solutions such as VPN, Web hosting and collocation services with a retail focus primarily on mid-market businesses that require dedicated Internet connectivity. The Company believes that its national network is under-utilized and provides an opportunity to provide multi-location connectivity and virtual private network services to a wide range of customers.

  . Continue to provide high-speed Internet service to certain larger profitable hotels and utilize the business center, meeting rooms and kiosk products as the core offerings for growth of properties.

  In connection with its ongoing strategic review, the Company has formulated and is implementing plans to refocus its core businesses, reduce its operating expenses and improve its capital structure. To that end, the Company commenced a number of initiatives before year-end and will continue to pursue some of these initiatives in 2001. The initiatives include:

--------------------------------------------------------------------------------

 .    Sale of Certain Assets.
     -----------------------

        In December 2000, the Company sold certain assets of CAIS Software Solutions (CAISSoft) to Cisco Systems (Cisco) for net proceeds of approximately $102 million, which have been used to fund operations and to reduce outstanding financial obligations. In connection with that transaction, an additional $40.5 million was placed into escrow, to be released upon the resolution of certain contingencies.

        In January 2001, Science Applications International Corporation (SAIC), one of the Company's larger accounts payable creditors, filed a complaint against CAIS for non-payment of outstanding balances, all of which are recorded as current liabilities in the December 31, 2000 balance sheet. In addition, SAIC filed a request and was granted by the San Diego Superior Court a right to attach order in the amount of approximately $14.8 million against the $40.5 million escrow established in connection with the CAISSoft sale to Cisco. This attachment order prevents the escrow trustee from disbursing any funds directly to CAIS, and instructs the trustee to remit any released escrow funds to the court, to be held by the court until the resolution of SAIC's lawsuit. The Company is currently negotiating with SAIC for a resolution of the complaint, which would allow removal of the escrow attachment.

 .    Restructuring of Debt.
     ----------------------

        The Company has undertaken several initiatives to improve its capital structure. Approximately $25,000,000 of trade payables have been restructured into vendor promissory notes with most of the principal due in 2002 and 2003. Negotiations are continuing with other vendors regarding this restructuring. The Company is in default of a revenue target with Cisco Systems Capital Corporation (Cisco Capital) and is in discussions regarding the current default status, including the possible use of the $40.5 million escrow account, upon resolution of the SAIC attachment. During the first quarter of 2001, the Company failed to make several required principal repayments to Nortel Networks, Inc. (Nortel) and has received a notice of default. The Company is in discussion with Nortel regarding a resolution to the current default status. In addition, the Company has received correspondence from Qwest, notifying CAIS that it is in default of its IRU agreement and requesting payment of the outstanding balance of $14.5 million. The Company is in discussions with Qwest regarding a renegotiation of the payment obligation and terms.

 .    Expense Reductions.
     -------------------

        In connection with operating expense reductions and the revisions to the Company's business plan, employee headcount has been reduced from 801 as of September 30, 2000 to 650 as of December 31, 2000 and 393 at April 5, 2001. This downsizing, along with related overhead cost reductions, is expected to result in a considerable cost improvement in 2001 in selling, general and administrative expenses over fiscal year 2000. Accruals for expected severance and lease costs were not made as of December 31, 2000 because the restructuring plan had not been finalized, approved and announced as of December 31, 2000.

 .    Restructuring of Hospitality Business; Exit From Multi-Family Business.
     -----------------------------------------------------------------------

        The Company has commenced a restructuring of its hospitality business. The new Hospitality Services structure integrates its existing business centers sold under its subsidiary, Business Anywhere, to provide hotel guests a wider offering of direct access to broadband business services. The Company is under discussions with certain major hotel chains and equipment suppliers to provide a full complement of network and integration services and high speed Internet access to existing and future hotel installations. The Company is also engaged in ongoing discussions with the equipment suppliers to provide third-party financing and capital for the hotels' installation and equipment needs.

        The Company undertook an analysis of future cash flow streams from its installed hospitality properties. Of the 716 hotels installed with high speed Internet service, the Company believes that only a portion of the properties can be serviced in a cost-effective manner. These typically tend to be the larger properties in larger cities that have the infrastructure and meeting room facilities to support greater usage and revenues. The Company is in discussions with the low-performing properties to renegotiate the terms of the existing business arrangements to allow CAIS to cover its recurring cost shortfall of operating that hotel. For those non-performing hotels that do not agree to cover the recurring operating cost shortfall, the Company will begin termination of service sometime during the second quarter of 2001.

        The Company has also determined that the capital and monthly recurring costs associated with operation of its multi-family business line do not permit an acceptable return on assets. Accordingly, subsequent to year-end, the Company has discontinued the provision of services to customers in most multi-family buildings. At March 31, 2001, the Company is continuing to provide service to customers in 33 multi-family buildings.

        As a result of the termination of service to some hotels and all multi-family properties, the Company has also begun to eliminate applicable costs. Wherever cost-efficient, the Company is also recovering its equipment from the properties.

        As a result of this review, a significant portion of the capital costs and contract rights associated with the completed properties was determined to be impaired under the standards of FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and an adjustment to the Company's carrying value of these assets of approximately $181,470,000 has been recorded in the financial statements for the year ended December 31, 2000.

Business Strategy

  The following are key elements of implementing our business strategy:

Capitalize on Operating Leverage.
---------------------------------

  The Company believes that its ability to deliver high quality Internet services with low incremental capital investment and low overhead gives CAIS a significant long-term advantage over providers of competing services.

Utilize our Network Capacity.
-----------------------------

  To support the hospitality, multi-family and DSL businesses, CAIS purchased an IRU from Qwest to build a national network at the OC3 to OC48 capacity levels and purchased the necessary equipment to maintain 29 POPs in most major cities in the U.S. Currently, the Company has significant excess capacity on the core OC48 backbone network and most other network segments.

--------------------------------------------------------------------------------

  Additionally, CAIS has entered into peering relationships with other ISP's that allow the Company to off-load on-net traffic quickly. As a result, the Company now has national coverage to provide Internet connectivity to customers. The 29 POPs and the third-party relationships provide a large addressable market to significantly expand the Company's customer base with core ISP services and products.

  Rebrand the Company.
  --------------------

  The Company is implementing a comprehensive plan to rebrand itself in the marketplace as a tier-one ISP offering a full suite of bundled broadband data services. The Company plans to expand its core Internet Services segment through an increased focus on sales of bundled broadband services such as Internet access, web hosting and co-location services to businesses nationwide. CAIS will also aggressively focus on sales of retail and wholesale digital line subscriber
(DSL) services, sales of T-1's and other always-on bandwidth connections. The Company believes that its national network, ranging in speeds from OC3 to OC12, is under-utilized and provides an opportunity to provide multi-location connectivity and private network services to a wide range of customers, both retail and wholesale.

  Provide Superior Customer Service and Support.
  ----------------------------------------------

  The Company believes that customer service and support are a customer cornerstone to success. CAIS maintains a separate division dedicated solely to customer service, and believes that the customer service division will enable the Company to increase usage of services by existing customers and attract new customers.

  Expand Usage of Internet Backbone.
  ---------------------------------

  CAIS operates a tier-one, state of the art, nationwide network to guarantee our customers top quality service. Through arrangements with Qwest, the Company has OC-12 and OC-3 capacity over a redundant, broadband nationwide network to points of presence in 29 U.S. cities. CAIS provides Internet access to customers outside of these 29 cities through third party network providers, such as UUNet, MCI Worldcom, AT&T, and others, and intends to continue to evaluate strategic relationships and acquisitions that will allow the Company to further expand this network.

Risk Factors

  The Company Must Raise Additional Capital.
  ------------------------------------------

  It is essential that the Company obtain additional financing by the end of the second quarter 2001 to continue operating as a going concern. The Company must also become profitable and cash flow positive from operations as soon as possible to conserve its cash for expansion.

  Our Restructuring Efforts May Not Be Successful in Achieving Positive Earnings
  ------------------------------------------------------------------------------
Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Cash Flow.
-----------------------------------------------------------------------------

  The Company is undergoing significant changes in its business model and operating structure. These business changes are being implemented in response to the scarcity of capital and emphasis on achieving positive EBITDA and cash flow as soon as possible. In addition, there have been a number of changes in executive management and the Board composition during late 2000 and early 2001. The changes were implemented to reposition the Company's business strategy to survive in the current capital constrained environment, and to provide enhanced operational and financial controls. Although the Company believes that its present strategic direction and cost reductions will reduce losses during 2001 and will reduce the amount of cash necessary to fund operations and capital expansion, there can be no guarantees that they will be successful in achieving positive EBITDA and cash flow for the fiscal year of 2001.

  If our common stock is delisted from the NASDAQ National Market, we could lose
  ------------------------------------------------------------------------------
some market makers and analyst coverage and the market price for shares of our
------------------------------------------------------------------------------
common stock could be adversely affected.
-----------------------------------------

  In November 2000, we were notified that NASDAQ was reviewing our eligibility for continued listing on the NASDAQ National Market due to our lack of compliance with their minimum $4,000,000 net tangible assets requirement as of September 30, 2000. After recognition of a gain on sale of assets of approximately $78,047,000 resulting from the sale of certain assets of CAISSoft to Cisco in December, our proforma net tangible assets for September 30, 2000 (as reported in our 8-K, dated December 19, 2000), exceeded the NASDAQ minimum requirements. As a result, NASDAQ notified us in December 2000 that CAIS was now in compliance with their requirement, and they considered the matter closed.

  As a result of the review of future cash flow streams from installed hotels and multi-family properties, a significant portion of the capital costs and contract rights associated with the completed properties was determined to be impaired under the standards of FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

--------------------------------------------------------------------------------
to be Disposed of", and an adjustment to the Company's carrying value of these assets of approximately $181,470,000 has been recorded in the financial statements for the year ended December 31, 2000.

  As a result of this write-down and continuing losses from operations during the fourth quarter, the Company is not in compliance with NASDAQ's minimum net tangible assets requirement as of December 31, 2000. In addition, the bid price for the Company's stock has fallen below $1.00 on certain dates. As a result, we may be out of compliance with NASDAQ's requirement of a minimum bid price for our common stock of $1.00.

  Although we are currently exploring various methods of achieving compliance with these requirements, there can be no assurance that we will meet these requirements, or that NASDAQ will permit additional time to bring our bid price into compliance with this requirement. If we are delisted, we would likely lose some of the market makers making a market in our stock, as well as coverage by our existing analysts. Further, the Company's efforts to seek new analyst coverage would be significantly impaired and the market price for shares of our common stock could be adversely affected.

  Failure to successfully renegotiate payment terms of our existing credit
  ------------------------------------------------------------------------
facilities will have a material adverse effect on our liquidity and capital
---------------------------------------------------------------------------
resources.
----------

  The Company is in default of a revenue target with Cisco Systems Capital Corporation (Cisco Capital) and is in discussions regarding the current default status, including the possible use of the $40.5 million escrow account, upon resolution of the SAIC attachment. During the first quarter of 2001, the Company failed to make several required principal repayments to Nortel Networks, Inc. (Nortel) and has received a notice of default. The Company is in discussion with Nortel regarding a resolution to the current default status. In addition, the Company has received correspondence from Qwest, notifying CAIS that it is in default of its IRU agreement and demanding payment of the outstanding balance of $14.5 million. The Company is in discussions with Qwest regarding a renegotiation of the payment obligations and terms. In addition to approximately $25,000,000 of trade accounts payable which has been converted into vendor notes, the Company is continuing to negotiate with other vendors regarding additional restructuring of payment terms. It is uncertain whether the Company will obtain acceptable payment terms during those negotiations.

  Our restructuring and future growth and expansion will place substantial
  ------------------------------------------------------------------------
burdens on our reduced resources and personnel.
-----------------------------------------------

  The Company's business strategy depends in large part on our ability to standardize products and manage customer growth in an automated fashion. This growth will increase the operating complexity as well as the level of responsibility for both existing and new management personnel. As a result, in order to manage the growth, CAIS must continue to implement and improve the customer service, operational, financial and management information systems, including billing, accounts receivable and payables tracking, fixed assets and other financial management systems.

  The restructuring and refocusing of the business strategy will place substantial burdens on the reduced resources and personnel. In addition, the process of locating such personnel with the combination of skills and attributes required to implement this strategy is often lengthy. It is uncertain whether the Company will be able to continue to attract qualified management and staff necessary to operate the Company in an efficient manner.

  The Company also expects that demands on its network infrastructure and technical support resources will increase as the customer base continues to grow. This infrastructure may therefore experience difficulties meeting demand for services in the future. It cannot be assured that the infrastructure, technical support or other resources will be sufficient to facilitate this growth. As the Company strives to increase network utilization, there will be additional demands on customer support, sales and marketing resources.

  Technological change and evolving industry standards may render our services
  ----------------------------------------------------------------------------
non-competitive, unnecessary or obsolete.
-----------------------------------------

  Our future success will depend, in part, on our ability to: (1) offer services that address the increasingly sophisticated and varied needs of our current and prospective customers and (2) respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Internet access operations are characterized by:

  .  rapidly changing and unproven technology;

  .  evolving industry standards;

  .  changing customer needs; and

--------------------------------------------------------------------------------

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

  We operate in a highly and increasingly competitive environment for each of our lines of business. We may not be able to compete effectively, especially against established industry competitors with greater marketplace presence and financial resources than ours.

  As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressure which could cause us to significantly reduce the average selling price of some of our products and services. We might not be able to offset the effects of any such price reductions with an increase in the number of our customers, higher revenue from enhanced services, cost reductions or otherwise. Price erosion or increased competition could result in a reduction of our market share and could have a material adverse effect on our financial condition. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

  It is uncertain whether we will be able to continue to attract qualified
  ------------------------------------------------------------------------
management and staff necessary to operate the Company in an efficient manner.
-----------------------------------------------------------------------------

  Our success depends in significant part upon the continued service and performance of our senior management personnel and other employees who possess longstanding industry relationships and technical knowledge of our operations. While we do not maintain any "key person" insurance, we have entered into employment agreements with key employees. Our future success also depends on our ability to attract, train, retain and motivate highly skilled personnel. To date, we have successfully attracted and retained qualified, high-level personnel; we have not had to devote significant time and resources recruiting such personnel; and personnel turnover has not affected our development efforts. However, competition for qualified, high-level telecommunications personnel is intense and we cannot assure you that we will be able to continue to attract and retain such talent. The loss of the services of one or more of our key individuals, or the failure to attract and retain additional key personnel, could limit our ability to market our services, manage growth and develop and achieve our business objectives.

  We depend substantially on telecommunications service providers and we are
  --------------------------------------------------------------------------
unable to control the prices for these services. We are also heavily reliant on
-------------------------------------------------------------------------------
the continuing viability of their operations.
--------------------------------------------

  In order to provide Internet access and other on-line services to our customers, we lease digital subscriber line (DSL) services and long distance fiber optic telecommunications lines from national telecommunications services providers. Our DSL suppliers, Covad Communications Company (Covad) and Rhythms Net Connections Inc. (Rhythms) are both experiencing significant losses from operations and will need additional funding and/or strategic partnerships during 2001 to remain operational. In addition, certain of our suppliers, including regional Bell operating companies and competitive local exchange carriers, are currently subject to various price constraints, including tariff controls, which may change in the future. In addition, pending regulatory proposals may affect the prices they charge us. These regulatory changes could result in increased costs for us to acquire their products and services. This could reduce the profit margin for our services or require us to increase the prices that we charge our customers, which could reduce the demand for our services.

  We rely on other companies to supply our network infrastructure (including telecommunications services and networking equipment) which, in the quantities and quality we require, is available only from sole or limited sources. We are, therefore, vulnerable to the possibility that our suppliers may:

  .  compete directly with us;

  .  enter into exclusive arrangements with our competitors; or

  .  stop selling their products or components to us at commercially

--------------------------------------------------------------------------------
     reasonable prices, or at all; or

  .  go out of business, due to capital constraints.

  The Internet relies on the exchange of traffic over networks owned and operated by many parties. We currently exchange traffic with other Internet service providers with whom we maintain relationships. These exchange agreements are not regulated and may be changed. If they become regulated, modified or are altogether terminated, we may have to find alternate, more expensive means to exchange traffic, or we may not be able to do so, which could limit our ability to offer services in a particular market or increase the cost of our services, which could reduce the demand for these services.

  A system failure could cause interruption in the services that we provide to
  ----------------------------------------------------------------------------
our customers.
--------------

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

  Viruses, break-ins and other security breaches could cause interruptions,
  -------------------------------------------------------------------------
delays or a cessation of services we provide to our customers.
--------------------------------------------------------------

  Despite the implementation of network security measures, the core of our Internet network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems. We may experience future interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized use could also potentially jeopardize the security of confidential information stored in our computer systems and the computer systems of our customers. Although we intend to continue to implement security measures to prevent this, these measures have occasionally been circumvented in the past, and the possibility exists that the measures we implement will be circumvented in the future. In addition, eliminating such viruses and remedying such security problems may cause interruptions, delays or cessation of service to our customers. If our security measures fail, we may lose subscribers or be sued, resulting in additional expenses. We do not carry any insurance against these risks because it is unavailable at a reasonable cost.

  We may be subject to application of telecommunications laws to services
  -----------------------------------------------------------------------
provided over the Internet.
---------------------------

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

  Local telephone companies assess access charges to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. Access charges have been a matter of continuing dispute, with long distance companies complaining that the rates are substantially in excess of cost, and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. Both local and long distance companies, however,

--------------------------------------------------------------------------------
contend that Internet-based telephony should be subject to these charges. We have no current plans to install gateway equipment and offer telephony, and so we do not believe we would be directly affected by these developments. However, we cannot predict whether these debates will cause the FCC to reconsider its current policy of not regulating Internet service providers.

  A decision by Congress or the FCC to regulate Internet telephony or Internet access services may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure.

  A governmental body could impose sales or other taxes on the provision of our
  -----------------------------------------------------------------------------
services, which could increase our costs of doing business.
-----------------------------------------------------------

  A number of federal, state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes. We cannot predict whether the imposition of any such taxes would materially increase our costs of doing business or limit the services we provide.

  We may be liable for information sent through our network.
  ----------------------------------------------------------

  As an Internet service provider, we may be liable for content and communications provided by third parties and carried over, or hosted on, our facilities. Because the law of Internet service provider liability is uncertain and in a constant state of change, our actual exposure for third-party content cannot be predicted.

  We also may be liable for obscene, indecent or otherwise offensive communications carried over our facilities. Although the Communications Decency Act, enacted in 1996, was found by the courts to be unconstitutional as applied to indecent speech, in 1998 the Congress passed another statute intended to prohibit indecent communications over the Internet. Depending upon the outcome of future proceedings, we may be exposed to potential liability for indecent material carried over our facilities.

  We also are required to comply with state and federal privacy requirements, including the Electronic Communications Privacy Act ("ECPA") and the Children's Online Privacy Protection Act ("COPPA"). The ECPA imposes limitations on the interception, disclosure and use of communications transmitted over and stored on our facilities. COPPA, and the Federal Trade Commission rules implementing that statute, requires us to safeguard personal information that we know to be transmitted to our Web site by children under 13.

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

  Courts have held that online service providers and ISP's may, under some circumstances, be subject to damages for copying or distributing copyrighted materials. While no one has ever filed a claim against us concerning content carried over our service, someone may file a claim of that type in the future and may be successful in imposing liability on us. If that happens, we may have to spend significant amounts of money to defend ourselves against these claims and, if we are not successful in our defense, the amount of damages that we will have to pay may be significant. Any costs that we incur as a result of defending these claims or the amount of liability that we may suffer if our defense is not successful could materially adversely affect our financial condition.

  As the law in this area develops, we may decide to take steps to reduce our exposure for information carried on, stored on or disseminated through our network. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering certain of our products or services or modify existing arrangements to mitigate potential liability.

--------------------------------------------------------------------------------

  Our strategic investors, officers and directors as a group, control CAIS
  ------------------------------------------------------------------------
Internet.
---------

  At December 31, 2000, 30% of our fully-diluted outstanding shares were held by strategic investors, of which approximately 19% is held by CII Ventures LLC
(CII), an affiliate of Kohlberg Kravis Roberts & Co. (KKR). As a result of their investment in the Company and their participation in a December 2000 bridge loan to the Company, CII holds three of nine seats on the Board of Directors and exercises strong control over many of the strategic decisions of the Company.

  In addition, at December 31, 2000 the officers of the Company, a board member, and the Chairman of the Board beneficially own 12%, 8% and 24%, respectively, of our shares on a fully-diluted basis.

Competition

 Internet Services. The Company's principal competitors include other major
 ------------------
providers of always-on high speed Internet access such as MCI Worldcom, XO Communications, Qwest and AT&T. Technologies we compete in include digital subscriber line services, T-1 lines, and wireless communications such as satellite. To a lesser extent, we also compete for high speed Internet access and web services against smaller, regional Internet service providers and cable companies that operate in the same geographic markets that we serve. Because the Internet services market has no substantial capital barriers to entry, we expect that competition will continue to intensify. Eventually, we expect some form of a market consolidation to occur, with those Internet service providers that furnish the most value-added solutions ultimately surviving.

  Hospitality. The major groups of competitors in the business of providing high
  ------------
speed Internet access to hotels include:

  .  local exchange carriers;

  .  other digital subscriber line providers;

  .  cable TV companies and other providers using cable modems;

  .  wireless equipment installers; and

  .  installation firms that upgrade existing wiring.

  Our existing hospitality services also compete with technologies using other transmission media, such as coaxial cable, wireless facilities and fiber optic cable. If telecommunications service providers or hotels install any of these alternative transmission media, demand for our hotel services may decline.

  Business Anywhere. Our principal competitors include small providers of
  ------------------
self-automated kiosk software and business centers that could challenge the private label sale of our kiosk and business center hardware and software. We compete for business with cable, digital subscriber line and wireless providers in the deployment of access solutions to multiple users. Some potential customers for our kiosk and business center products may have existing contracts with our competitors, or may sell their equipment as part of a competitor's bundled solution in the hotel and apartment community marketplace. However, our business centers have a unique advantage because of our patented credit card processing capabilities.

Item 2. Properties

  At December 31, 2000, the Company has the following outstanding leases:

    . approximately 39,000 square feet under a ten year lease which expires in February 2009, used as the Company's corporate headquarters. In April 2001, the Company has entered into a eight year agreement to sublease approximately 16,000 square feet of office space under this lease,

    .  approximately 80,000 square feet of office space for sales and customer


--------------------------------------------------------------------------------
DRAFT                                                                    Page 11
       support functions in two locations in Arlington, Virginia. In March 2001, the Company entered into a five year agreement to sublease 29,000 square feet of office space under this lease,

    . approximately 16,000 square feet of office space under four separate leases for technical operations in McLean, Virginia,

    . approximately 16,000 square feet of office space for field operations in Richardson, Texas. In March 2001, the Company entered into a four year agreement to sublease 8,000 square feet of office space under this lease,

    . approximately 5,000 square feet of office space for Business Anywhere operations in Irvine, California.

  The Company also leases or is otherwise provided with the right to utilize space in various geographic locations for network operations. The Company believes that these facilities are adequate for its current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of its operations on commercially reasonable terms.

Item 3. Legal Proceedings

  From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the connection with the business.

  The Company is currently involved in a number of legal proceedings, some of which, as described below, could have a material adverse effect on our business, financial position, results of operations or cash flows. Additionally, our present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume our time and resources. There can be no assurance concerning the outcome of any current or future legal proceedings or claims. It is our general practice to vigorously contest all claims against us and to vigorously pursue all counter claims.

  In January 2001, Science Applications International Corporation (SAIC), one of the Company's larger accounts payable creditors, filed a complaint against CAIS in the Superior Court for the State of California, County of San Diego for non-payment of outstanding invoices totaling approximately $14,800,000. Most of the charges related to labor for hotel and multi-family building installations during 2000. All of the invoiced amounts are recorded as current liabilities on the Company's December 31, 2000 balance sheet. Prior to the filing of the lawsuit, the Company had been discussing a number of disputed items with SAIC, and had also been discussing a renegotiation of the payment terms, once invoice amounts were accepted. In addition, SAIC filed a request and was granted a right to attach order by the court against the $40.5 million escrow established in connection with the CAISSoft sale to Cisco for the amount of SAIC's claim. This attachment order prevents the escrow trustee from disbursing any funds directly to CAIS, and instructs the trustee to remit any released escrow funds to the court, to be held by the court until the resolution of SAIC's lawsuit. The Company filed an answer to the complaint in March 2001 and also filed a cross-complaint, alleging that SAIC breached its contract with the Company and made false representations and promises without any intent to perform. The Company is currently negotiating with SAIC for a resolution of the complaint, which would allow removal of the escrow attachment.

  The Company is a defendant in a lawsuit filed in January 2001 in the U.S. District Court for Central District of California, Santa Ana Division by an officer of its wholly-owned subsidiary, Business Anywhere USA, Inc. (Business Anywhere) and his wife. The plaintiffs were the primary stockholders of Business Anywhere prior to its purchase by CAIS and the officer is currently the General Manager of that business unit. The lawsuit alleges breach by the Company of the merger agreement in which the former shareholders of Business Anywhere sold their interests, as well as breach by the Company of his employment agreement, and seeks damages of approximately $5,300,000. The Company has filed a Petition to Compel Arbitration of all of the plaintiff's claims and a companion motion to stay the action pending the outcome of the arbitration, should one be ordered. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  The Company is a respondent in a demand for arbitration filed in January 2001 with the American Arbitration Association by Sholodge Franchise Systems, Inc. (Sholodge). Sholodge seeks approximately $5,000,000 in damages, alleging that CAIS breached an agreement to provide high-speed Internet services to its hotel franchisees. A hearing is scheduled in the matter in late April 2001. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  CAIS was named as a defendant in an action filed by eFront Media, Inc. (eFront) in the California Superior Court, County of Orange, in February 2001. The lawsuit alleges breach by the Company of certain Internet web services agreements, as a result of the Company's alleged failure to properly service web sites owned and maintained by the plaintiff, and seeks damages in excess of $4,700,000, in addition to interest and attorney's fees. A response to the complaint is not yet due to the Court. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss. In addition the Company filed a collection action for approximately $800,000 in February 2001 against eFront in the Alexandria Division of the United States District Court for the Eastern District of Virginia for non-payment of contractual web services obligations.

  In February 2001, Prudential Securities Incorporated (Prudential), successor in interest to Volpe Brown Whelan and Co., LLC (Volpe), filed a complaint against the Company for breach of a contract between Volpe and CAIS to provide certain investment banking and related services. Prudential alleges that the Company failed to pay Volpe for its services, and seeks approximately $3,600,000, plus interest. In March 2001, the Company filed an answer to the complaint and also filed a counterclaim for $15,000,000 against Prudential for breach of contract, fraudulent misrepresentation and negligent misrepresentation. No discovery has been conducted in this case, and an initial scheduling hearing is scheduled for May 2001. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  The Company was named as a defendant in a complaint filed in January 2001 in the U.S. District Court for the Northern District of Texas by VirtuaLINC Corporation. The complaint seeks damages in an amount as yet undertermined, but alleged to be in excess of $10,000,000, for alleged breach of contract, tortious interference with contract, breach of fiduciary duty and tortious interference with prospective business relations. The complaint has not yet been served on CAIS. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

Item 4. Submission Of Matters To A Vote Of Security Holders.

  None.


--------------------------------------------------------------------------------
DRAFT                                                                    Page 12

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

  The common stock of the Company has been traded on the Nasdaq National Market (Nasdaq Symbol: CAIS) since the completion of the initial public offering on May 20, 1999. Prior to that date, there was no public market for the common stock. The following table presents for the periods indicated the high and low closing sales of common stock, as reported by the Nasdaq National Market.

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

Fiscal Year Ended December 31, 2000
  First Quarter.................................................. $43.00 $23.75
  Second Quarter................................................. $23.88 $12.00
  Third Quarter.................................................. $13.25 $ 4.88
  Fourth Quarter................................................. $ 6.44 $ 0.91

  On April 9, 2001, the closing price of the Company's common stock as reported on the Nasdaq National Market was $0.45 per share. As of April 9, 2001, there were approximately 190 holders of record of the Company's common stock.

Dividends

  The Company has never paid or declared any cash dividends on our common stock. The Company's credit facilities with Cisco and Nortel restrict payment of any cash dividends. Therefore, it is not anticipated that the Company will pay cash dividends in the foreseeable future, except as required pursuant to the terms of the convertible preferred stock owned by Qwest.

Recent Sales of Unregistered Securities

  A description of the Company's sales of unregistered securities is set forth under the headings "Liquidity, Going Concern Risk and Capital Resources" and "Subsequent Events" of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above. In addition, the following is a description of the unregistered securities sold by the Company during the period from January 1, 2000 through December 31, 2000:

  In February 2000, the Company granted a warrant to Bass Hotels and Resorts, Inc. (Bass) to purchase 63,000 shares of common stock, in connection with the parties' agreement to provide the Company's services to Bass properties. The warrant has an exercise price of approximately $40.01 per share, and expires on February 1, 2005.

  In March 2000, the Company issued 40,193 shares of common stock to purchase the contracts, intellectual property, and certain other assets of QuickATM.

  In February and April 2000, the Company issued a total of 7,142,857 shares of Series D Preferred Stock to CII for gross proceeds of approximately $100,000,000, less approximately $7,539,000 in offering costs. The Company also issued 224,266 shares of Series D Preferred Stock in dividends. The Series D Preferred Stock is initially convertible into common stock of the Company at a conversion price of $16.50 per share (7,367,123 shares of Series D Preferred Stock are convertible into 6,250,892 common shares).

  In June 2000, the Company granted a warrant to Cooper Hotel Services, Inc. to purchase 10,368 shares of common stock, in connection with the parties' agreement to provide the Company's services to Cooper Hotel Services, Inc. properties. The warrant has an exercise price of approximately $17.31 per share, and expires on June 9, 2005.

  In June 2000, the Company issued 20,000 shares of Series G Preferred Stock to 3Com Corporation for gross proceeds of approximately $20,000,000, less approximately

--------------------------------------------------------------------------------
DRAFT                                                                    Page 13

$15,000 in offering costs. The Company also issued 270 shares of Series G Preferred Stock in dividends. The Series G Preferred Stock is convertible into common stock of the Company at a conversion price of $36.00 per share (20,270 shares of Series G Preferred Stock are convertible into 563,056 common shares).

  In August 2000, the Company issued 40,000 shares of Series F Preferred Stock to Microsoft for gross proceeds of approximately $40,000,000, less approximately $129,000 in offering costs. The Company also issued 342 shares of Series F Preferred Stock in dividends. The Series F Preferred Stock is convertible into common stock of the Company at a conversion price of $24.00 per share (40,342 shares of Series F Preferred Stock are convertible into 1,680,917 common shares). The Company also granted warrants to Microsoft to purchase 600,000 shares of common stock at an exercise price of $24.00 per share.

  In September 2000, the Company issued 117,130 shares of common stock for contingent consideration for the Business Anywhere acquisition completed in 1999.

  In September 2000, the Company issued 20,000 shares to Hilton Hotels Corporation to extend the deadline for put warrants.

  In October 2000, the Company issued warrants to purchase a total of 2,000,000 shares of common stock at an exercise price of $4.56 per share to CII, Ulysses
G. Auger II and R. Theodore Ammon in connection with the $20 million bridge loan extended and repaid in the fourth quarter of 2000. Per the warrant agreement, the warrants were repriced subsequent to year end to the average of the ten lowest trading days from October 25, 2000 through January 25, 2001, or $1.00 per share. The warrants expire on October 25, 2010.

  In December 2000, the Company issued options to purchase 350,000 shares of common stock at an exercise price of $3.00 per share to certain former officers of CAISSoft in connection with the sale of certain CAISSoft assets to Cisco. The options expire on December 1, 2004.

  The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.

--------------------------------------------------------------------------------
DRAFT                                                                    Page 14

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this 10-K. The selected financial data for the fiscal years ended December 31, 1998, 1999 and 2000 are derived from CAIS Internet's financial statements, which have been audited by Arthur Andersen LLP, independent public accountants and included elsewhere in this 10-K. The report of the independent public accountants on the December 31, 2000 financial statements expresses substantial doubt about the Company's ability to continue as a going concern. The financial data set forth for the periods ended, or as of dates, on or prior to May 10, 1996 reflect the results of operations of Capital Area prior to its acquisition by CAIS, Inc. and are captioned as "predecessor." The historical financial data subsequent to May 10, 1996 reflect the results of operations of CAIS Internet's continuing operations. In February 1999, CAIS Internet completed the spin-off of Cleartel Communications, Inc. and for financial reporting purposes has accounted for Cleartel Communications, Inc.'s results as discontinued operations. Accordingly, the results of operations for Cleartel Communications, Inc. have been excluded from the selected financial data below. The operating results for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for any future period.

  In 1999 and 2000, the Company increased its capital expenditures, sales and marketing programs for its hospitality and multi-family networks, and DSL services. In September 1999, the Company acquired Atcom (which was renamed CAIS Software Solutions Inc.) and Business Anywhere. In December 2000, the Company recorded a one-time gain on sale of assets of approximately $78,047,000 related to the sale of certain assets from CAISSoft to Cisco. As a result, the financial data table also includes unaudited pro-forma results of CAIS Internet, Inc. after exclusion of the business operation sold from CAISSoft to Cisco in December 2000. In the fourth quarter of 2000, the Company recognized an impairment charge of approximately $181,470,000 related to its long-lived hospitality and multi-family property assets. These activities affect the comparability of the financial data and statements over time.


               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                    (in thousands, except per share amounts)

                                      Predecessor                                      Successor
                                         ------------   ----------------------------------------------------------------------------
                                                          Inception
                                                          (May 11,
                                          Period from       1996)
                                           January 1,      through
                                        1996 to May 10,  December 31,               Years Ended December 31,              Pro Forma
                                                                       ------------------------------------------------  ----------
                                             1996           1996          1997        1998         1999        2000         2000
                                          ---------      ---------      --------  ------------   --------   ---------    ----------

Statements of
     Operations Data:
   Net revenues                           $   1,287      $   2,410      $  4,556  $      5,315   $ 10,784   $  31,956    $   29,147
   Cost of revenues                             323            834         2,010         3,118      9,689      38,209        37,839
   Operating expenses:
             Selling,
              general and
              administrative                    339          2,126         5,329        10,434     39,693      99,538        95,203
             Research and
              development                         -              -           221           223      1,593       4,871           781
             Depreciation
              and amortization                   42            631         1,117         1,270      7,666      38,289        26,175
             Fair value of
              stock issued to
              third party for services            -              -             -             -        723         190           190
             Treasury stock
              premium and stock
              charge                              -              -             -             -          -      10,348        10,348
             Non-cash
              compensation                        -              -           616         1,426      4,892       1,659         1,659
             Impairment of
              long-lived assets                   -              -             -             -          -     182,764       182,764
             Gain on sale of
              assets                              -              -             -             -          -     (78,047)            -
                                          ---------      ---------      --------  ------------   --------   ---------    ----------
                    Total
                     operating
                     expenses                   381          2,757         7,283        13,353     54,567     259,612       317,120
                                          ---------      ---------      --------  ------------   --------   ---------    ----------
Loss from operations                            583         (1,181)       (4,737)      (11,156)   (53,472)   (265,865)     (325,812)


Interest income
  (expense), net                                  2          (212)         (288)       (1,101)      1,035     (10,469)      (10,481)

                                          ---------      ---------      --------  ------------   --------   ---------    ----------

Loss from continuing
  operations before
  taxes                                         585        (1,393)       (5,025)      (12,257)    (52,437)   (276,334)     (336,293)

Provision for income
  taxes                                           -              -             -             -          -        (196)            -

                                          ---------      ---------      --------  ------------   --------   ---------    ----------
   Net loss                               $     585      $ (1,393)      $ (5,025) $    (12,257)  $(52,437)  $(276,530)   $ (336,293)
                                          =========      =========      ========  ============   ========   =========    ==========
Basic and diluted loss
   per share from
   continuing
   operations                                            $  (0.14)      $  (0.52) $      (1.24)  $  (3.10)  $  (11.90)   $   (14.47)

                                                         ========       ========  ============   ========   =========    ==========
Basic and diluted
   weighted-average shares
   outstanding                                              9,648          9,648         9,869     16,937      23,244        23,244
                                                         ========       ========  ============   ========   =========    ==========
                                                                                 December 31,
                                                         -----------   ---------------------------------------------
                                                            1996          1997        1998          1999      2000
                                                         ---------      --------  ------------   --------   --------
Balance Sheet Data:
     Cash and cash equivalents                           $      73      $    149  $         95   $ 17,120   $ 68,646
     Short-term investments                                      -             -             -     16,501          -
     Working capital deficit                                (3,755)       (6,440)       (9,374)   (18,335)   (62,529)
     Total assets                                           12,841        14,320        14,521    186,951    217,066
     Preferred stock                                             -             -             -     15,319    181,736
     Put warrants                                                -             -             -      1,267          -
     Long-term debt, less
        current portion                                      4,863         4,110        10,767          -     19,977
     Stockholders' equity
        (deficit)                                           (3,412)       (5,996)      (14,761)   112,030   (171,698)


--------------------------------------------------------------------------------
DRAFT                                                                    Page 15

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

The Company

 The Company is a nationwide supplier of broadband Internet access solutions and provides price competitive high speed Internet services and bundled data solutions to businesses nationwide. The Company offers always-on, broadband Internet access to commercial and residential customers through its various bandwidth products in 29 major metropolitan areas throughout the U.S. It also provides service to certain hotel properties utilizing several different technology platforms. All of the Company's broadband services utilize its own tier-one, nationwide Internet network and several proprietary technologies. The Company also maintains unmanned business centers and Internet kiosks nationwide to deliver broadband Internet access and content to public venues, such as airports, retail centers, hotel lobbies and cruise ships.

Organization

  CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc. ("CGX") as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership ("Cleartel"), a District of Columbia limited partnership. The Company completed a reorganization in October 1998, as a result of which CAIS and Cleartel became wholly-owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders and changed its name from CGX Communications, Inc. In May 1999, the Company became a public company through the completion of an initial public offering ("IPO") of its common stock.


Liquidity, Going Concern Risk and Capital Resources

  As of December 31, 2000, the Company had cash and cash equivalents and short-term investments of approximately $68.6 million exclusive of restricted cash of $40.5 million which is held in escrow from the sale of CAIS Software Solutions, Inc. (CAISSoft) assets to Cisco Systems Inc. (Cisco). Total current liabilities as of December 31, 2000 exceeded current assets by approximately $62.5 million. Current liabilities include $38.6 million due to Cisco Systems Capital Corporation (Cisco Capital) and Nortel Networks, Inc (Nortel) related to equipment financing lines of credit.

  The Company will require additional financing to continue operations by the end of the second quarter of 2001. If such sources of financing are insufficient or unavailable, the Company would further reduce headcount, defer payments, sell operating assets and or seek protection under appropriate bankruptcy statutes.

  Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. These transactions would be dilutive to existing shareholders and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. As a result of this material uncertainty, there is doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time. If the Company is unable to generate additional financing and adequate cash by the end of the second quarter of 2001, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part.

  The Company commenced a number of initiatives before year-end to improve liquidity and will continue to pursue some of those initiatives in 2001. Those include:

 .    In December 2000, the Company sold certain assets of CAISSoft to Cisco for net proceeds of approximately $102 million, which have been used to fund operations and to reduce outstanding financial obligations. In connection with that transaction, an additional $40.5 million was placed into escrow, to be released upon the resolution of certain

--------------------------------------------------------------------------------
DRAFT                                                                    Page 16
     contingencies.

 .    In January 2001, SAIC, one of the Company's larger accounts payable creditors, filed a complaint against CAIS for non-payment of outstanding balances, all of which are recorded as current liabilities in the December 31, 2000 balance sheet. In addition, SAIC filed a request and was granted by the San Diego Superior Court a right to attach order in the amount of approximately $14.8 million against the $40.5 million escrow established in connection with the CAISSoft sale to Cisco. This attachment order prevents the escrow trustee from disbursing any funds directly to CAIS, and instructs the trustee to remit any released escrow funds to the court, to be held by the court until the resolution of SAIC's lawsuit. The Company is currently negotiating with SAIC for a resolution of the complaint, which would allow removal of the escrow attachment.

 .    The Company has undertaken several initiatives to improve its capital structure. Approximately $25,000,000 of trade payables have been restructured into vendor promissory notes with most of the principal due in 2002 and 2003. Negotiations are continuing with other vendors regarding this restructuring.

 . The Company is in default of a revenue target with Cisco Systems Capital Corporation (Cisco Capital) and is in discussions regarding the current default status, including the possible use of the $40.5 million escrow account upon resolution of the SAIC attachment. During the first quarter of 2001, the Company failed to make several required principal repayments to Nortel Networks, Inc. (Nortel) and has received a notice of default. The Company is in discussion with Nortel regarding a resolution of the current default status. In addition, the Company has received correspondence from Qwest, notifying CAIS that it is in default of its IRU agreement and requesting payment of the outstanding balance of $14.5 million. The Company is in discussions with Qwest regarding a renegotiation of the payment obligation and terms.

 .    In connection with operating expense reductions and the revisions to the
     Company's business plan, employee headcount has been reduced from 801 as of September 30, 2000 to 650 as of December 31, 2000 and 393 at April 5,
     2001. This downsizing, along with related overhead cost reductions, is expected to result in a considerable cost savings in 2001 in selling, general and administrative expenses over calendar year 2000. Accruals for expected severance and lease costs were not made as of December 31, 2000 because the restructuring plan had not been finalized, approved and announced as of December 31, 2000.

 .    The Company undertook an analysis of future cash flow streams from its installed hospitality properties. Of the 716 hotels installed with high speed Internet service, the Company believes that only a portion of the properties can be serviced in a cost-effective manner. These typically tend to be the larger properties in larger cities that have the infrastructure and meeting room facilities to support greater usage and revenues. The Company is in discussions with the low-performing properties to renegotiate terms of the business arrangement to allow CAIS to cover its recurring cost shortfall of operating that hotel. For those non-performing hotels who do not agree to cover the recurring operating cost shortfall, the Company will begin termination of service sometime during the second quarter of 2001.

 .    The Company has also determined that the capital and monthly recurring costs associated with operation of its multifamily business line do not permit an acceptable return on assets. Accordingly, subsequent to year-end, the Company has discontinued the provision of services to customers in most multi-family buildings. At March 31, 2001, the Company is continuing to provide service to customers in 33 multi-family buildings.

 .    As a result of the termination of service to some hotels and all multi-family properties, the Company has also begun to eliminate any of the applicable costs. Wherever cost-efficient, the Company is also recovering its equipment from the properties.

  During the year ended December 31, 2000, the Company financed its operations with cash remaining from its initial public offering (IPO) in May 1999 and several private equity placements. Net cash used in operating activities for the years ended December 31, 1998, 1999 and 2000 was approximately $3.2 million, $15.3 million and $48.1 million, respectively. Cash used in operating activities in each period was primarily affected by the net losses caused by increased costs relating to the Company's expansion in infrastructure and personnel and sales and marketing activities.

  During the years ended December 31, 1998, 1999 and 2000, cash flows used in investing activities were approximately $1.8 million, $105.9 million and $71.3 million, respectively. Investing activities in the years ended December 31, 2000 include approximately $173.5 million in purchases of property and equipment, primarily related to the deployment of the Company's technologies and services in hotels, apartment communities and other public areas and the build-out of the Company's nationwide network. Additionally, the Company spent approximately $0, $11.8 million and $6.1 million, respectively, in contract rights related to properties in 1998, 1999 and 2000.

A description of the Company's stockholders' equity (deficit) is as follows:

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

  In September 1999, the Company issued to Qwest 125,000 shares of Series C Preferred Stock, which is initially convertible into 1,250,000 shares of common

--------------------------------------------------------------------------------
DRAFT                                                                    Page 17
stock for total gross proceeds of $15,000,000. It also issued warrants to acquire 500,000 shares of the Company's common stock at an exercise price of $12.00 per share. The holders of the Series C Preferred Stock are entitled to receive dividends, payable quarterly in cash, at a rate of 8.5 percent per annum.

  In February 2000, the Company issued 5,276,622 shares of Series D Preferred Stock to CII, an affiliate of the private investment firm KKR, for gross proceeds of $73,873,000, less approximately $6,285,000 in offering costs. In April 2000, the Company issued the remaining 1,866,235 shares of Series D Preferred Stock for gross proceeds of approximately $26,127,000, less approximately $1,254,000 in offering costs. The Series D Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $16.50 per share (or 6,060,606 common shares based on the $100 million investment), subject to adjustment. The Company also issued a one-year option for CII to purchase 7,142,857 shares of Series E Preferred Stock. The Series E Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $20.00 per share (or 5,000,000 common shares based on a $100 million investment), subject to adjustment. The holders of the Series D and Series E Preferred Stock are entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly. CII did not exercise its option to purchase the series F shares prior to its expiration in February 2001.

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

  In August 2000, the Company issued 40,000 shares of Series F Cumulative Mandatory Redeemable Convertible Preferred Stock (the Series F Preferred Stock) and warrants to acquire 600,000 shares of the Company's common stock at $24.00 per share to Microsoft Corporation (Microsoft) for total gross proceeds of $40,000,000 less approximately $100,000 in offering costs paid to third parties. The holders of the Series F Preferred Stock are entitled to receive dividends, payable in preferred shares, common stock or cash, at a rate of 7 percent per annum. Approximately $4.4 million of the proceeds received were allocated to the value of the warrants. As the Series F Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying financial statements. Microsoft may also be eligible for an additional warrant to purchase up to 900,000 shares of the Company's common stock at exercise prices between $45.00 and $65.00 per share based upon the Company's performance with respect to certain operational milestones.

  In the fourth quarter of 2000, the Company entered into a credit agreement with Ulysses G. Auger II (Chairman of the Board), R. Theodore Ammon (Director) and CII Ventures (administrative agent for KKR), collectively called the Lenders. The Lenders made a bridge loan of $20 million available to the Company which was repaid from proceeds of the CAISSoft assets sale to Cisco. Borrowings incurred interest at LIBOR plus 6 percent of approximately 12.6 percent per annum. The Company paid approximately $164,000 in interest expense. In connection with the loan, the Company granted 2,000,000 warrants to the Lenders at an exercise price of $4.56 per share. Per the warrant agreement, the warrants were repriced subsequent to year end to the average of the ten lowest trading days from October 25, 2000 through January 25, 2001, or $1.00 per share. The warrants expire on October 25, 2010. The Company valued the warrants at approximately $8,674,000 and recorded this amount as additional interest expense on the loan.

  A description of the Company's capital equipment credit facilities follows:

  The Company and Nortel entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of December 31, 1999 and 2000, the Company had an outstanding balance of approximately $2.7 million and $12.1 million, respectively, under this credit facility. Borrowings outstanding as of December 31, 2000 incur interest at the rate of 12.8 percent. The facility requires the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

  In November 2000, the credit facility was amended such that the maximum borrowings were limited to approximately $16,100,000. The amendment also terminated borrowing availability as of November 30, 2000, modified the repayment terms, and increased the interest rate on the facility to LIBOR plus 6% (12.8% at December 31, 2000). If the Company raises a minimum of $75 million in debt or equity while any outstanding balance is outstanding, the Company agreed to pay any remaining balance due to Nortel at that time. The Company repaid $4,000,000 of the outstanding balance in December 2000 and is required to repay the remaining balance in equal monthly instalments over the 2001 calendar year. Although the Company made the January 2001 payment of approximately $1,010,000, the Company has not made the required payments for February and March 2001, and is in default of the agreement. The Company has received a Notice of Default from Nortel, and is in discussions with Nortel regarding a resolution of the current default status.
--------------------------------------------------------------------------------
DRAFT                                                                    Page 18

  The Company and Cisco Capital entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of December 31, 2000, the Company had borrowed approximately $26.5 million under this credit facility. Borrowings outstanding as of December 31, 2000 incur interest at approximately 12.7 percent. Borrowings under the facility were permitted during the first two years of the facility provided the Company met certain financial performance requirements, including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco Capital will have a second priority lien. As of December 31, 2000, the Company is not in compliance with a revenue target, and, as a result, the availability for additional borrowings has been suspended. The Company is in discussions with Cisco Capital regarding a resolution to the current default status, including the possible use of the $40.5 million escrow account established in the sale of CAISSoft assets to Cisco to repay outstanding debt.

  In January 2001, SAIC, one of the Company's larger accounts payable creditors, filed a complaint against the Company for non-payment of outstanding balances, all of which are recorded as current liabilities in the December 31, 2000 balance sheet. In addition, the creditor filed a request and was granted by the San Diego Superior Court a right to attach order in the amount of approximately $14.8 million against the $40.5 million escrow established in connection with the CAISSoft sale to Cisco. This attachment order prevents the escrow trustee from disbursing any funds directly to the Company, and instructs the trustee to remit any released escrow funds to the court, to be held by the court until the resolution of SAIC's lawsuit. The Company is currently negotiating with the creditor for a resolution of the complaint, which would allow removal of the escrow attachment.

  During the years ended December 31, 1998, 1999 and 2000, the Company spent approximately $1.4 million, $72.9 million and $173.5 million, respectively for capital expenditures related to hotel and multi-family property installations, the upgrade and continuing build-out of its technical operations and network, and computer equipment and furniture used in the Company's offices.

Transition of Business Strategy

  Since the Company's initial public offering in May 1999, the Company's goal had been to become a leader in the delivery of broadband Internet access, content, software and systems to large new markets nationwide. This primarily entailed a strategy of rapidly installing a large number of hospitality and multi-family Internet access portals. As an additional source of revenue, the Company marketed broadband data connections and services to businesses nationwide in these serviced markets.

  By virtue of the network it built to support its primary hospitality and multi-family business model, CAIS became a fully operational tier-one ISP, with a nationwide broadband OC-12 and OC-3 network with 29 POPs in major metropolitan areas throughout the country. While the Company's primary business focus to date has been on the hospitality and multi-family access market, CAIS's Internet business current supports over 16,000 customers nationwide with traditional ISP services, primarily dedicated access and Web hosting.

  The Company's key business strategy, offering high speed Internet services to the hospitality and multi-family markets, required a substantial investment in capital expenditures and overhead structure due to the high costs of installation and customer service. The Company's original business models indicated a breakeven point of approximately 2-3 years for a hotel property and 3-4 years for a multi-family property. Since most hotel contracts were for five years and most multi-family contracts were for seven years, the later years of the contract with higher usage levels allowed for a sufficient rate of return over the life of the contract.

  However, the change in the current capital markets and other factors has forced CAIS to reassess its primary business model and turn its focus to its potentially lucrative ISP services and business model where the Company already has the infrastructure, the nationwide network, a full suite of data product offerings, and a trained sales team necessary to compete in an efficient and cost-effective manner.

  The hospitality and multi-family business model was based on the continued availability of additional capital to meet the Company's building rollout forecasts, a specific level of

--------------------------------------------------------------------------------
DRAFT                                                                    Page 19
projected building installation costs, minimal technical problems, and average customer penetration rates across most properties. In addition to other challenges, the Company's costs of installation were higher than expected during fiscal year 2000 and the lack of capital available for technology and telecommunication companies forced the Company to make significant modifications to the business plan to conserve cash and reduce operating losses and building installation expenditures. The Company, similar to other Internet providers in the hospitality and multi-family businesses, did not have the available capital for the rollout of a sufficient number of buildings that would provide `critical mass' to achieve acceptable profit margin returns over the life of existing building contracts.

  During the fourth quarter of 2000, the Company announced that it would undertake a complete strategic review of its business lines, including analysis of capital deployment and profitability. In response to changing equity market conditions, the Company indicated that its strategy would focus on maximizing profits rather than accelerated growth. The Company also reported that, in the short term, it would reduce the building installation schedule in order to conserve capital and improve EBITDA results.

  The Company is finalizing a new business model, and has already begun to undertake a restructuring of its business goals to capitalize on its under-exploited status as one of the nation's few tier-one nationwide ISPs, streamline the Company and maximize shareholder value. The Company's main focus will now be in the following two areas:

     INTERNET SERVICES SEGMENT
     -------------------------
     . Expand the core Internet Services segment through sales of retail and wholesale dedicated bandwidth connections and web hosting and co-location services to businesses nationwide. CAIS will increase its emphasis on direct sales of bundled data broadband solutions such as Virtual Private Network (VPN), Web hosting and collocation services with a retail focus primarily on mid-market businesses that require dedicated Internet connectivity. The Company believes that its national network is under-utilized and provides an opportunity to provide multi-location connectivity and VPN services to a wide range of customers.

     VISITOR-BASED NETWORKS SEGMENT
     ------------------------------
     . Continue to provide high-speed Internet service to certain larger profitable hotels and utilize the business center, meeting room and kiosk products as the core offerings for growth of properties.

Statements of Operations

 The Company records revenues for all services when the services are provided to customers. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue when earned. Upfront charges in connection with service contracts are recognized ratably over the contract period. Customer contracts for Internet access, DSL and web hosting services are typically for periods ranging from one to three years. The Company typically charges an installation fee for the new dedicated access customers. This installation fee is amortized over the estimated life of the customer, typically eighteen months. Revenues from equipment sales are recorded when title to the equipment passes to the purchaser.

  The Company generated several types of software revenue from its CAISSoft subsidiary, including the following. As previously described, certain assets and software from CAISSoft were sold to Cisco in December 2000.

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

  2. Support Agreements. Support agreements generally call for the Company to

--------------------------------------------------------------------------------
DRAFT                                                                    Page 20
provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in net revenues in the accompanying statements of operations.

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

  Operating results for any period are not necessarily indicative of results for any future period. In addition, the operating results for any interim period are not necessarily indicative of the results that might be expected for the entire year.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Net revenues. Net revenues for the year ended December 31, 2000 increased 196% to approximately $31,956,000 from approximately $10,784,000 for the year ended December 31, 1999. Net revenues increased primarily due to an increase of approximately $7,285,000 in visitor-based and multi-family network service revenues, $1,868,000 in software sales, $4,736,000 in equipment sales, $6,453,000 in DSL revenues, $197,000 Internet access services, and $633,000 in web hosting services. The increases were due to an increase in the number of properties and customers for these services, and the acquisitions of Atcom and Business Anywhere. The Company does not expect to have significant revenues in future periods from equipment and software sales due to the sale of a significant portion of CAISSoft assets and the change in the Company's strategic focus.

  Cost of revenues. Cost of revenues for the year ended December 31, 2000 totaled approximately $38,209,000 or 120% of net revenues, compared to approximately $9,689,000 or 90% of net revenues for the year ended December 31, 1999. This increase resulted primarily from increases of approximately $17,196,000 in visitor-based and multi-family network charges for bandwidth, local loop and network installation, $1,372,000 in charges for visitor-based and multi-family networks equipment sales, $9,202,000 in DSL charges for customer connectivity, equipment and installation, and $750,000 in other Internet access costs. The Company incurred a negative gross margin during the year 2000 because of the continued buildout of network capacity and the installation of local loop circuits to provide Internet connectivity to hotels and multi-family properties prior to the generation of any revenues from the buildings. The negative gross margin increased during the third and fourth quarters of 2000 due to the accelerated rollout of building installations.

  Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2000 totaled approximately $99,538,000 or 311% of net revenues, compared to approximately $39,693,000 or 368% of net revenues for the year ended December 31, 1999. This increase resulted primarily from an increase of $24,908,000 related to visitor- based and multi-family networks and Internet Services payroll and payroll related administrative costs, and an increase of $34,937,000 related to marketing, advertising, and other administrative expenses.

  Research and development. Research and development for the year ended December 31, 2000 totaled approximately $4,871,000 or 15% of net revenues, compared to approximately $1,593,000 or 15% of net revenues for the year ended December 31, 1999. This increase resulted from the inclusion of research and development labor costs incurred by CAISSoft after acquisition in September 1999 and various development projects related to new hotel/multi-family services and products.

  Depreciation and amortization. Depreciation and amortization totaled approximately $38,289,000 for the year ended December 31, 2000, compared to approximately $7,666,000 for the year ended December 31, 1999. This increase resulted from an increase of $17,478,000 related to the deployment of capital assets in hotels, multi-family properties and the Company's network $3,647,000 related to the amortization of purchased contract rights from visitor-based and multi-family network partners, and $9,396,000 related to the amortization of goodwill and intangibles as a result of acquisitions.

--------------------------------------------------------------------------------

  Fair value of stock issued to third party for services. Fair value of stock issued to a third party for services totaled approximately $190,000 for the year ended December 31, 2000, compared to approximately $723,000 for the year ended December 31, 1999.

  Non-cash compensation. Non-cash compensation totaled approximately $1,659,000 for the year ended December 31, 2000, compared to approximately $4,892,000 for the year ended December 31, 1999. This decrease resulted from the acceleration of deferred compensation charges in 1999 that occurred as a result of the IPO in May 1999.

  Impairment of long-lived assets. Impairment of long-lived assets totaled approximately $182,764,000 for the year ended December 31, 2000. In the fourth quarter of 2000, after considering developments in the capital markets for the technology and communications industry, the dramatic downturn in the Company's market capitalization, limited external financing possibilities for the continued build out of the Company's hospitality and multi-family segments, higher than expected installation costs and the failure to achieve desired customer penetration rates in a significant number of installed properties, the Company announced that it would undertake a complete strategic review of its business lines. The strategic review included an assessment of capital deployment, profitability and the carrying value of long-lived assets.

  The Company undertook an analysis of future cash flow streams from its installed hospitality properties. Of the 716 hotels installed with high speed Internet service, the Company believes that only a portion of the properties can be serviced in a cost-effective manner. These typically tend to be the larger properties in larger cities that have the infrastructure and meeting room facilities to support greater usage and revenues. The Company is in discussions with the low-performing properties to renegotiate the business deal to allow CAIS to cover its recurring cost shortfall of operating that hotel. For those non-performing hotels that do not agree to cover the recurring operating cost shortfall, the Company will begin termination of service sometime during the second quarter of 2001.

  The Company has also determined that the capital and monthly recurring costs associated with operation of its multi-family business line do not permit an acceptable return on assets. Accordingly, subsequent to year-end, the Company has discontinued the provision of services to customers in most multi-family buildings. At March 31, 2001, the Company is continuing to provide service to customers in 33 multi-family buildings.

  The Company reviewed future undiscounted cash flows from each of its installed properties. For hotel properties, this analysis was performed based upon contractual groupings of certain properties. As a result of this analysis, a significant portion of the Company's installed hotel properties and related intangible contract rights were determined to be impaired. In addition, all of the Company's multifamily unit properties and related intangible contract rights were also determined to be impaired. Fair value of these impaired properties was determined based upon discounted cash flows. Based on this analysis, the Company has recorded a write down of approximately $161,187,000 for fixed assets and $20,283,000 for intangible contract rights (including the fair value of warrants) in the fourth quarter of 2000. In connection with the termination of service to properties in 2001, the Company may incur additional impairment charges. Management believes that such cost could be as high as $7 million and would be recognized upon the recognition of such charges.

  The Company also incurred an impairment charge of approximately $1,294,000 related to the write-down in the value of the Company's investment in One Point Communications to the amount realized when the investment was sold during early 2001.

  Gain on sale of assets. In December, 2000 the Company sold substantially all assets of its CAISSoft subsidiary for an aggregate cash purchase price of $146.8 million of which $40.5 million is held in escrow. The gain on sale was approximately $78,047,000 for the year ended December 31, 2000. The $40.5 million escrow amount has not been included in the gain, and has been recorded in the December 31, 2000 balance sheets as restricted cash and deferred gain on sale of assets.

  Interest income (expense), net. Interest income (expense), net totaled expense of approximately $10,469,000 for the year ended December 31, 2000, compared to income of approximately $1,035,000 for the year ended December 31, 1999. This net expense total was attributable to a non-cash charge of approximately $8.7 million related to the fair value of warrants issued to various lenders as

--------------------------------------------------------------------------------
a result of a bridge loan transaction in October 2000, interest related to the Company's financing agreements with Cisco and Nortel, and the related amortization of financing costs related to these agreements, offset by interest income earned on investments.

  Loss from continuing operations. Loss from continuing operations totaled approximately $276,334,000 for the year ended December 31, 2000, compared to approximately $52,437,000 for the year ended December 31, 1999, due to the foregoing factors.

  Loss from discontinued operations. There was no income or loss from discontinued operations for the year ended December 31, 2000 due to the spinoff of Cleartel in February 1999. Loss from discontinued operations of Cleartel totaled income of approximately $340,000 for the year ended December 31, 1999.


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

  Non-cash compensation. Non-cash compensation totaled approximately $4,892,000 for the year ended December 31, 1999, compared to approximately $1,426,000 for the year ended December 31, 1998. This increase resulted from the acceleration of deferred compensation charges that occurred as a result of the IPO, and from the amortization of deferred compensation related to

--------------------------------------------------------------------------------
additional stock options granted in 1999.

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

  Income (loss) from discontinued operations. Loss from discontinued operations totaled approximately $340,000 for the year ended December 31, 1999, compared to income of approximately $671,000 for the year ended December 31, 1998. The decrease for 1999 is attributable to the spin-off of Cleartel at February 12, 1999.

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

Quarterly Results

  The following tables set forth certain unaudited quarterly financial data, and such data expressed as a percentage of revenue, for the eight quarters ended December 31, 2000. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                              Quarter Ended
                                            --------------------------------------------------------------------------------------
                                                            1999                                           2000
                                            ----------------------------------------   -------------------------------------------
                                               Mar 31  Jun 30     Sep 30     Dec 31     Mar 31      Jun 30     Sep 30      Dec 31
                                            ---------  -------    -------   --------   --------    --------   ---------  ---------
                                                             (in thousands, except per share amounts)
Net revenues(1)                              $ 1,609   $  1,811   $   2,682  $   4,682  $   6,867   $   8,650  $  11,082  $   5,357
                                             -------   --------   ---------  ---------  ---------   ---------  ---------  ---------

Cost of revenues                               1,050      1,518       2,558      4,563      6,012       7,600     10,894     13,703
                                             -------   --------   ---------  ---------  ---------   ---------  ---------  ---------
Loss from continuing operations               (4,651)    (9,160)    (14,964)   (23,662)   (24,649)    (41,296)   (36,048)  (174,341)

Provision for income taxes                         -          -           -          -          -           -          -       (196)
Income (loss) from discontinued operations      (340)         -           -          -          -           -          -          -
                                             -------   --------   ---------  ---------  ---------   ---------  ---------  ---------
Loss before extraordinary item                (4,991)    (9,160)    (14,964)   (23,662)   (24,649)    (41,296)   (36,048)  (174,537)
Extraordinary item--early extinguishment of
   debt                                            -       (551)          -          -          -           -          -          -
                                             -------   --------   ---------  ---------  ---------   ---------  ---------  ---------
Net loss                                      (4,991)    (9,711)    (14,964)   (23,662)   (24,649)    (41,296)   (36,048)  (174,537)
Dividends and accretion on preferred stock      (171)      (179)     (3,851)      (319)   (58,848)     (9,773)    (5,970)    (2,858)
                                             -------   --------   ---------  ---------  ---------   ---------  ---------  ---------
Net loss attributable to common stockholders $(5,162)  $ (9,890)  $ (18,815) $ (23,981) $ (83,497)  $ (51,069) $ (42,018) $(177,395)
                                             =======   ========   =========  =========  =========   =========  =========  =========
Basic and diluted loss per share(2):
   Continuing operations, less dividends on
     preferred stock                         $ (0.48)   $ (0.65)   $  (0.91)  $  (1.06)  $  (3.64)   $  (2.22) $   (1.80) $   (7.51)
   Discontinued operations                     (0.04)         -           -          -          -           -          -          -
   Extraordinary item                              -      (0.04)          -          -          -           -          -          -
                                             -------   --------   ---------  ---------  ---------   ---------  ---------  ---------
     Total                                   $ (0.52)   $ (0.69)   $  (0.91)  $  (1.06)  $  (3.64)   $  (2.22) $   (1.80) $   (7.51)
                                             =======   ========   =========  =========  =========   =========  =========  =========
Basic and diluted weighted-average shares
   outstanding                                 9,990     14,307      20,586     22,519     22,918      23,036     23,401     23,619
                                             =======   ========   =========  =========  =========   =========  =========  =========



--------
(1) In the fourth quarter of 2000, the Company sold assets of its CAISSoft subsidiary resulting in a gain upon sale of $78.0 million and recorded an impairment charge of $181.5 million related to its hospitality and multi-family segment. During the fourth quarter 2000, cost of revenues continued to increase as a result of additional circuit and local loop cost for the Company's hospitality, multi-family and internet services segments. As a result of the CAISSoft sale, the Company did not have any significant sales of software or

--------------------------------------------------------------------------------
equipment in the fourth quarter, compared to approximately $4.0 million for the third quarter of 2000. Interest expense increased during the fourth quarter of 2000 due to a non-cash charge of approximately $8.7 million for the fair value of warrants issued in connection with a bridge loan. In addition, the Company's revenues decreased in the fourth quarter as a result of unexpected returns of equipment of approximately $1.0 million.

(2) Since there are changes in the weighted-average number of shares outstanding each quarter, the sum of the loss per share by quarter does not equal the loss per share for 1999 and 2000.


  Our quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as:

  . the transition of our business focus from building installations to sales and initiation of internet services,

  . growth in guest and meeting room penetration of installed hotel properties,

  . current changes in business strategy related to these properties,

  . the timing of acquisitions, dispositions and impairments,

  . changes in and the timing of expenditures relating to the continued expansion of our network,

  . the development of new services, and

  . changes in pricing policies by us or our competitors.

  In view of our recent business strategy revisions, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future.
We expect to focus in the near term on preserving capital and reducing operating expenses to shorten our estimated time to profitability.

--------------------------------------------------------------------------------

Item 8. Financial Statements And Supplementary Data

                          Index to Financial Statements



                                                                            Page
                                                                            ----

1. Financial Statements:

  Report of Independent Public Accountants................................   27

  Consolidated Balance Sheets as of December 31, 1999 and 2000............   28

  Consolidated Statements of Operations for the years ended December 31,
   1998, 1999 and 2000....................................................   29

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
   the years ended December 31, 1998, 1999 and 2000.......................   30

  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1999 and 2000....................................................   32

  Notes to Consolidated Financial Statements..............................   33

--------------------------------------------------------------------------------

                   Report of Independent Public Accountants

To CAIS Internet, Inc. and subsidiaries:


  We have audited the accompanying consolidated balance sheets of CAIS
Internet, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAIS Internet, Inc. and subsidiaries, as of December 31, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, including substantial impairment charges, and is experiencing liquidity problems. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included on
Schedule II, Consolidated Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                          Arthur Andersen LLP

Vienna, Virginia
April 12, 2001

--------------------------------------------------------------------------------
                                                                         Page 27

                              CAIS INTERNET, INC.
                          Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                                                            December 31,
                                                                                 ---------------------------------
                                                                                      1999                2000
                                                                                 --------------      -------------
Current assets
   Cash and cash equivalents                                                     $       17,120      $      68,646
   Short-term investments                                                                16,501                  -
   Accounts receivable, net of allowance for doubtful accounts of $249 and
       $3,836, respectively                                                               2,892              3,706
   Prepaid expenses and other current assets                                              2,571              8,010
                                                                                 --------------      -------------
       Total current assets                                                              39,084             80,362

Property and equipment, net                                                              90,476             82,287
Deferred debt financing costs, net                                                        1,499              1,036
Intangible assets and goodwill, net                                                      51,059              6,848
Receivable from officers                                                                    450                  -
Restricted cash                                                                               -             40,500
Other assets                                                                              4,185              6,033
                                                                                 --------------      -------------
       Total assets                                                              $      186,753      $     217,066
                                                                                 ==============      =============
Current liabilities
   Accounts payable and accrued expenses                                         $       54,427      $     100,711
   Current portion of long-term debt and vendor notes                                     2,680             40,960
   Current portion of obligations under capital lease                                       312              1,220
                                                                                 --------------      -------------
       Total current liabilities                                                         57,419            142,891

Vendor notes, net of current portion                                                          -             19,977
Deferred gain on sale of assets                                                               -             40,500
Capital lease obligations, net of current portion                                             -              1,895
Other long-term liabilities                                                                 718              1,765
                                                                                 --------------      -------------
       Total liabilities                                                                 58,137            207,028
                                                                                 --------------      -------------
Series C cumulative mandatory redeemable convertible preferred stock;
   125,000 shares authorized, issued and outstanding as of December
   31, 1999 and 2000 (aggregrate liquidation preference of $15,000)                      15,319             15,000
                                                                                 --------------      -------------
Series D cumulative mandatory redeemable convertible preferred stock;
   $0.01 par value; 9,620,393 shares authorized; 7,367,123 shares issued and outstanding as of December 31, 2000 (aggregate liquidation
   preference of $104,945)                                                                    -            104,945
                                                                                 --------------      -------------
Series F cumulative mandatory redeemable convertible preferred stock;
   $0.01 par value; 56,617 shares authorized; 40,342 shares issued and outstanding as of December 31, 2000 (aggregate liquidation preference of
   $41,166)                                                                                   -             41,166
                                                                                 --------------      -------------
Series G cumulative mandatory redeemable convertible preferred stock;
   $0.01 par value; 28,051 shares authorized; 20,270 shares issued and outstanding as of December 31, 2000 (aggregate liquidation preference of
   $20,625)                                                                                   -             20,625
                                                                                 --------------      -------------
Put warrants                                                                              1,267                  -
                                                                                 --------------      -------------
Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
   Common stock, $0.01 par value; 100,000,000 shares authorized;
       22,608,331 and 24,289,722 shares issued and 22,595,565 and
       23,643,253 shares outstanding, respectively                                          226                243
   Additional paid-in capital                                                           188,569            223,925
   Warrants outstanding                                                                  13,234             63,376
   Deferred compensation                                                                 (2,673)            (1,014)
   Treasury stock, 12,766 and 646,469 shares of common stock, respectively                 (150)           (17,073)
   Accumulated deficit                                                                  (87,176)          (441,155)
                                                                                 --------------      -------------
       Total stockholders' equity (deficit)                                             112,030           (171,698)
                                                                                 --------------      -------------
       Total liabilities and stockholders' equity (deficit)                      $      186,753      $     217,066
                                                                                 ==============      =============

The accompanying notes are an integral part of these consolidated balance sheets.

--------------------------------------------------------------------------------

                               CAIS INTERNET, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                             Years Ended December 31,
                                                            --------------------------------------------------------
                                                                  1998               1999                  2000
                                                            -----------------  ------------------  -----------------
Net revenues:
 Services                                                   $           5,243  $         8,598     $          22,757
 Software & equipment                                                      72            2,186                 9,199
                                                            -----------------  ---------------     -----------------
   Total net revenues                                                   5,315           10,784                31,956
                                                            -----------------  ---------------     -----------------
Cost of revenues:
 Services                                                               3,060            7,856                36,531
 Software & equipment                                                      58            1,833                 1,678
                                                            -----------------  ---------------     -----------------
   Total cost of revenues                                               3,118            9,689                38,209
                                                            -----------------  ---------------     -----------------
Operating expenses:
 Selling, general and administrative                                   10,434           39,693                99,538
 Research and development                                                 223            1,593                 4,871
 Depreciation and amortization                                          1,270            7,666                38,289
 Non-cash compensation                                                  1,426            4,892                 1,659
 Treasury stock premium and stock charge                                    -                -                10,348
 Fair value of stock issued to third party for
  services                                                                  -              723                   190
 Impairment of long-lived assets                                            -                -               182,764
 Gain on sale of assets                                                     -                -               (78,047)
                                                            -----------------  ---------------     -----------------
   Total operating expenses                                            13,353           54,567               259,612
                                                            -----------------  ---------------     -----------------
Loss from operations                                                  (11,156)         (53,472)             (265,865)
Interest income (expense), net:
 Interest income                                                            -            2,419                 2,499
 Interest expense                                                      (1,101)          (1,384)              (12,968)
                                                            -----------------  ---------------     -----------------
   Total interest income (expense), net                                (1,101)           1,035               (10,469)
                                                            -----------------  ---------------     -----------------
Loss from continuing operations before taxes                          (12,257)         (52,437)             (276,334)
 Provision for income taxes                                                 -                -                  (196)
                                                            -----------------  ---------------     -----------------
Loss from continuing operations                                       (12,257)         (52,437)             (276,530)
 Loss from discontinued operations                                       (671)            (340)                    -
                                                            -----------------  ---------------     -----------------
Loss before extraordinary item                                        (12,928)         (52,777)             (276,530)
 Extraordinary item -- early extinguishment of debt                         -             (551)                    -
                                                            -----------------  ---------------     -----------------
Net loss                                                              (12,928)         (53,328)             (276,530)
 Dividends and accretion on preferred stock                                 -           (4,520)              (77,449)
                                                            -----------------  ---------------     -----------------
Net loss attributable to common stockholders                $         (12,928) $       (57,848)    $        (353,979)
                                                            =================  ===============     =================
Basic and diluted loss per share:
 Loss attributable to common stockholders before
   discontinued operations and extraordinary item           $           (1.24) $         (3.37)    $          (15.23)
 Discontinued operations                                                (0.07)           (0.02)                    -
 Extraordinary item                                                         -            (0.03)                    -
                                                            -----------------  ---------------     -----------------
   Total                                                    $           (1.31) $         (3.42)    $          (15.23)
                                                            =================  ===============     =================
Basic and diluted weighted-average shares
   outstanding                                                          9,869           16,937                23,244
                                                            =================  ===============     =================

The accompanying notes are an integral part of these consolidated statements.

--------------------------------------------------------------------------------

                               CAIS INTERNET, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1998, 1999, and 2000
                                (in thousands)


                                                                 Redeemable Convertible Preferred Stock
                                 ---------------------------------------------------------------------------------------------------

                                    Series A      Series B         Series C          Series D          Series F          Series G
                                 ------------- -------------- ----------------  ----------------  ----------------  ----------------

                                 Shares Amount Shares Amount  Shares   Amount   Shares  Amount    Shares   Amount   Shares   Amount
                                 ------ ------ ------ ------- -------  -------  ------- --------  -------  -------  -------  -------

                                 ------ ------ ------ ------- -------  -------  ------- --------  -------  -------  -------  -------

December 31, 1997                   -   $  -     -    $   -        -   $   -         -  $   -         -    $   -        -    $  -
   Shares issuable upon
    settlement                      -      -     -        -        -       -         -      -         -        -        -       -
   Distribution declared to
    equity holders                  -      -     -        -        -       -         -      -         -        -        -       -
   Capital contribution             -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of common stock         -      -     -        -        -       -         -      -         -        -        -       -
   Warrants issued in connection    -      -     -        -        -       -         -      -         -        -        -       -
    with loan
   Amortization of unearned
    compensation                    -      -     -        -        -       -         -      -         -        -        -       -
   Net loss                         -      -     -        -        -       -         -      -         -        -        -       -
                                 ------ ------ ------ ------- -------  -------  ------- --------  -------  -------  -------  -------

December 31, 1998                   -      -     -        -        -       -        -       -         -        -        -       -
   Issuance of common stock and
    options in connection with
    litigation settlement           -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of Series A, Series
    B and Series C
    preferred stock, net of
    offering costs of $135
    and amounts allocated to
    warrants                      2,827  3,209  1,120   4,557     125   11,149       -      -         -        -        -       -
   Capital contribution             -      -     -        -        -       -         -      -         -        -        -       -
   Distribution of Cleartel net
     assets                         -      -     -        -        -       -         -      -         -        -        -       -
   Initial public offering
     proceeds, net of
     underwriting discounts and
     commissions and
     other IPO fees and expenses    -      -     -        -        -       -         -      -         -        -        -       -
   Accrued dividends on
     preferred shares
     and accretion of discount      -      246   -        104      -       319       -      -         -        -        -       -
   Accretion of Series A and
     Series C preferred
     stock warrant and issuance
     costs                          -    8,292   -        -        -     3,851       -      -         -        -        -       -
   Conversion of Series A and
     Series B
     preferred stock and accrued
     dividends
     to common stock            (2,827)(11,747)  (374) (1,557)     -       -         -      -         -        -        -       -
   Redemption of Series B
     preferred stock                -      -     (746) (3,104)     -       -         -      -         -        -        -       -
   Issuance of common stock to
     third party                    -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of put warrants         -      -     -        -        -       -         -      -         -        -        -       -
   Unearned compensation
     pursuant to
     issuance of stock options      -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of common stock for
     acquisitions                   -      -     -        -        -       -         -      -         -        -        -       -
   Exercise of stock options        -      -     -        -        -       -         -      -         -        -        -       -
   Treasury stock                   -      -     -        -        -       -         -      -         -        -        -       -
   Amortization of unearned
     compensation                   -      -     -        -        -       -         -      -         -        -        -       -
   Net loss                         -      -     -        -        -       -         -      -         -        -        -       -
                                 ------ ------ ------ ------- -------  -------  ------- --------  -------  -------  -------  -------

December 31, 1999                   -      -     -        -       125   15,319       -      -         -        -        -       -
   Issuance of preferred stock,
     net of offering costs of
     $7,683,
     fair value of beneficial
     conversion feature
     of $21,212 and value of
     warrants to purchase
     preferred and common stock
     of $40,537                     -      -     -        -        -       -      7,143   35,106       40   35,477       20   19,985

   Accretion of preferred stock
     discount                       -      -     -        -        -       -         -    64,894      -      4,523      -         15

   Accrued and cash dividends on
     preferred shares               -      -     -        -        -      (319)      -     1,805      -        824      -        355

   Issuance of preferred share
   dividends                        -      -     -        -        -       -        224    3,140      -        342      -        270

   Issuance of common stock and
     warrants to third parties      -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of warrants in
     connection with bridge loan    -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of common stock and
     warrants for acquisition       -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of common stock for
     additional consideration       -      -     -        -        -       -         -      -         -        -        -       -
     for acquisition and            -      -     -        -        -       -         -      -         -        -        -       -
     extinguishment of
     registration rights of
     Atcom shareholders             -      -     -        -        -       -         -      -         -        -        -       -
   Issuance of stock options in
     connection with asset sale
   Treasury stock                   -      -     -        -        -       -         -      -         -        -        -       -
   Exercise of stock options,
     warrants and employee
     purchases                      -      -     -        -        -       -         -      -         -        -        -       -
   Amortization of unearned
     compensation                   -      -     -        -        -       -         -      -         -        -        -       -
   Exercise of put warrants
   Net loss                         -      -     -        -        -       -         -      -         -        -        -       -
                                 ------ ------ ------ ------- -------  -------  ------- --------  -------  -------  -------  -------

December 31, 2000                   -   $  -     -     $  -       125  $15,000    7,367 $104,945       40  $41,166       20  $20,625

                                 ====== ====== ====== ======= =======  =======  ======= ========  =======  =======  =======  =======


--------------------------------------------------------------------------------

                                                                Stockholders' Equity (Deficit)
                                   -------------------------------------------------------------------------------------------------

                                                              Additional
                                       Put     Common Stock    Paid-In     Warrants    Deferred    Treasury  Accumulated
                                               ------------
                                    Warrants   Shares  Par     Capital   Outstanding  Compensation   Stock    Deficit      Total

                                   ---------   ------ -----   --------  ------------  ------------  -------  -----------  ----------
December 31, 1997                  $   -        9,648 $  97   $  6,230  $    -        $    (4,314)  $  -     $  (8,009)  $  (5,996)
   Shares issuable upon
     settlement                        -         -      -          250       -              -          -          -            250
   Distribution declared to
     equity holders                    -         -      -         -          -              -          -           (56)        (56)
   Capital contribution                -         -      -          317       -              -          -          -            317
  Issuance of common stock             -          317     3        997       -              -          -          -          1,000
   Warrants issued in connection
     with loan                         -         -      -         -            1,226        -          -          -          1,226
   Amortization of unearned
     compensation                      -         -      -         -          -              1,426      -          -          1,426
   Net loss                            -         -      -         -          -              -          -     (12,928)      (12,928)
                                   ---------   ------ -----   --------  ------------  ------------  -------  -------   -------------

December 31, 1998                      -        9,965   100      7,794         1,226       (2,888)     -     (20,993)      (14,761)
   Issuance of common stock and
     options in
     connection with litigation
     settlement                        -           25   -         -          -              -          -          -          -
   Issuance of Series A, Series
     B and Series C
     preferred stock, net of
     offering costs of $135
     and amounts allocated to          -         -      -         -           12,008        -          -          -         12,008
     warrants
   Capital contribution                -         -      -        1,083       -              -          -          -          1,083
   Distribution of Cleartel net        -         -      -         -          -              -          -           (43)        (43)
     assets
   Initial public offering
     proceeds, net of
     underwriting discounts and
     commissions and
     other IPO fees and expenses       -        6,842    68    118,165       -              -          -          -        118,233
   Accrued dividends on
     preferred shares
     and accretion of discount         -         -      -         -          -              -          -          (669)       (669)
   Accretion of Series A and
     Series C preferred
     stock warrant and issuance        -         -      -         -          -              -          -       (12,143)    (12,143)
     costs
   Conversion of Series A and
     Series B
     preferred stock and accrued
     dividends
     to common stock                   -        2,909    29     13,275       -              -          -          -         13,304
   Redemption of Series B
     preferred stock                   -         -      -         -          -              -          -          -          -
   Issuance of common stock to         -           67     1        722       -              -          -          -            723
     third party
   Issuance of put warrants            1,267     -      -         -          -              -          -          -          -
   Unearned compensation
     pursuant to issuance
     of stock options                  -         -      -        4,677       -             (4,677)     -          -          -
   Issuance of common stock for        -        2,615    26     42,461       -              -          -          -         42,487
     acquisitions
   Exercise of stock options           -          185     2        392       -              -          -          -            394
   Treasury stock                      -         -      -         -          -              -          (150)      -           (150)
   Amortization of unearned            -         -      -         -          -              4,892      -          -          4,892
     compensation
   Net loss                            -         -      -         -          -              -          -       (53,328)    (53,328)
                                   ---------  ------- -----   --------  ------------  ------------  -------  ---------   ----------
December 31, 1999                      1,267   22,608   226    188,569        13,234       (2,673)     (150)   (87,176)    112,030
   Issuance of preferred stock,
     net of offering costs of
     $7,683, fair value of
     beneficial conversion feature
     of $21,212 and value of
     warrants to purchase
     preferred and common stock
     of $40,537                        -         -      -       21,212        40,537        -          -          -         61,749
   Accretion of preferred stock
     discount                          -         -      -         -          -              -          -       (69,432)    (69,432)
   Accrued and cash dividends on
     preferred shares                  -         -      -         -          -              -          -        (4,265)     (4,265)
   Issuance of preferred share
     dividends                         -         -      -         -          -              -          -        (3,752)     (3,752)
   Issuance of common stock and
     warrants to third parties         -           20   -          190         2,009        -          -          -          2,199
   Issuance of warrants in
     connection with bridge loan       -         -      -         -            8,674        -          -          -          8,674
   Issuance of common stock and
     warrants for acquisition          -           40     1        954           148        -          -          -          1,103
   Issuance of common stock for
     additional consideration
     for acquisition and
     extinguishment of
     registration rights of
     Atcom shareholders                -          498     5     10,334       -              -          -          -         10,339
   Issuance of stock options in
     connection with asset sale        -         -      -          260       -              -          -          -            260
   Treasury stock                      -         -      -         -          -              -       (16,923)      -        (16,923)
   Exercise of stock options,
     warrants and employee
     purchases                         -        1,124    11      2,406        (1,226)       -          -          -          1,191
   Amortization of unearned
     compensation                      -         -      -         -          -              1,659      -          -          1,659
   Exercise of put warrants           (1,267)    -      -         -          -              -          -          -           -
   Net loss                            -         -      -         -          -              -          -      (276,530)   (276,530)

                                   ---------  ------- -----   --------  ------------  ------------  -------  ---------   ---------
December 31, 2000                  $   -       24,290 $ 243   $223,925  $     63,376  $    (1,014) $(17,073) $(441,155)  $(171,698)
                                   =========  ======= =====   ========  ============  ============  =======  =========   =========


The accompanying notes are an integral part of these consolidated statements.

--------------------------------------------------------------------------------

                               CAIS INTERNET, INC.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    Years Ended December 31,
                                                                         ---------------------------------------------
                                                                              1998          1999              2000
                                                                         -------------  ------------     -------------
Cash flows from operating activities:
Net loss                                                                 $     (12,928) $    (53,328)    $    (276,530)
Adjustments to reconcile net loss to net cash used in operating activities:
 Non-cash compensation                                                           1,426         4,892             1,659
 Amortization of debt discount and deferred debt financing costs                   555           864             9,174
 Valuation allowance on receivable from officers                                     -             -               450
 Treasury stock premium and stock charge                                             -             -             8,953
 Impairment of long-lived assets                                                     -             -           182,764
 Gain on sale of assets                                                              -             -           (78,047)
 Fair value of stock issued to third party for services                              -           723               190
 Depreciation and amortization                                                   1,270         7,666            38,289
 Depreciation and amortization of discontinued operations                          519            58                 -
 Extraordinary item--early extinguishment of debt                                    -           551                 -
 Changes in operating assets and liabilities, net of effect of acquisitions:
  Accounts receivable, net                                                        (182)      (2,112)             (814)
  Prepaid expenses and other current assets                                       (149)      (2,286)           (1,509)
  Other assets                                                                       -       (1,211)               19
  Accounts payable and accrued expenses                                          3,102       32,208            66,267
  Other long-term liabilities                                                        -          610             1,047
  Payable to discontinued operations                                             1,047       (3,892)                -
  Shares issuable upon settlement                                                  250            -                 -
  Changes in operating assets and liabilities of discontinued                    1,882          (73)                -
  operations
                                                                         -------------  ------------     -------------
   Net cash used in operating activities                                        (3,208)      (15,330)         (48,088)
                                                                         -------------  ------------     -------------
Cash flows from investing activities:
 Purchases of property and equipment                                            (1,435)      (72,916)         (173,514)
 Net cash received from sale of assets                                               -             -           101,900
 Proceeds from sales of short-term investments                                       -             -            16,501
 Purchases of property and equipment of discontinued operations                   (387)          (14)                -
 Purchases of restricted investments                                                 -          (160)           (3,166)
 Purchases of short-term investments                                                 -       (16,501)                -
 Cash paid for acquisitions / investments                                            -        (3,968)           (5,875)
 Payment for visitor-based and multi-family network contract rights                  -       (11,795)           (6,089)
 Net payments on notes receivable                                                 (265)         (570)           (1,100)
 Net payments received on related party accounts receivable                        317             -                 -
                                                                         -------------  ------------     -------------
   Net cash used in investing activities                                        (1,770)     (105,924)          (71,343)
                                                                         -------------  ------------     -------------
Cash flows from financing activities:
 Net (repayments) borrowings under receivables-based credit
   facility of discontinued operations                                          (1,451)          313                 -
 Borrowings under loan                                                           7,000             -                 -
 Repayments under loan                                                               -        (7,000)                -
 Borrowings under long-term debt                                                     -         2,680            59,930
 Repayments under long-term debt                                                (2,000)            -           (24,000)
 Borrowings under notes payable--related parties                                 1,000         1,000                 -
 Repayments under notes payable--related parties                                  (107)            -                 -
 Principal payments under capital lease obligations                               (173)          (11)             (312)
 Payment of loan commitment, debt financing, and offerings costs                  (345)         (442)             (153)
 Net proceeds from issuance of Series A Preferred Stock                              -        11,366                 -
 Redemption of Series B Preferred Stock                                              -        (3,104)                -
 Net proceeds from initial public offering                                           -       118,233                 -
 Net proceeds from issuance of Series C Preferred Stock and warrants                 -        15,000                 -
 Payment of Series C preferred stock dividends                                       -             -            (1,241)
 Net proceeds from issuance of Series D Preferred Stock                              -             -            92,461
 Net proceeds from issuance of Series F Preferred Stock                              -             -            39,871
 Net proceeds from issuance of Series G Preferred Stock                              -             -            19,985
 Repurchase of common stock                                                          -          (150)          (16,775)
 Proceeds from issuance of common stock                                          1,000           394             1,191
                                                                         -------------  ------------     -------------
   Net cash provided by financing activities                                     4,924       138,279           170,957
                                                                         -------------  ------------     -------------
Net (decrease) increase in cash and cash equivalents                               (54)       17,025            51,526
Cash and cash equivalents, beginning of period                                     149            95            17,120
                                                                         -------------  ------------     -------------
Cash and cash equivalents, end of period                                 $          95  $     17,120     $      68,646
                                                                         =============  ============     =============

The accompanying notes are an integral part of these consolidated statements.

--------------------------------------------------------------------------------

1. Business Description:

Overview

  CAIS Internet, Inc. (the Company) is a nationwide supplier of broadband Internet access solutions and provides price competitive high speed Internet services and bundled data solutions to businesses nationwide. The Company offers always-on, broadband Internet access to commercial and residential customers through its various bandwidth products in 29 major metropolitan areas throughout the U.S. It also provides service to certain hotel properties utilizing several different technology platforms. All of the Company's broadband services utilize its own tier-one, nationwide Internet network and several proprietary technologies. The Company also maintains unmanned business centers and Internet kiosks nationwide to deliver broadband Internet access and content to public venues, such as airports, retail centers, hotel lobbies and cruise ships.

  During the fourth quarter of 2000, the Company commenced a complete strategic review of its business lines, including analysis of capital deployment and profitability. The Company determined that the projected revenues from hotel and multi-family properties were insufficient to continue operating many of these properties in a cost effective manner. In response to this analysis and changing equity market conditions, the Company determined that its new strategy would focus on a restructuring of the Company's business goals to capitalize on its already existing network bandwidth investment by expanding the core Internet services segment data broadband solutions of DSL, dedicated bandwidth access, web hosting services, colocation, and virtual private network (VPN). The Company believes that focus on these areas will have the effect of reducing operating losses, conserving capital, and maximizing shareholder value.

Organization

  CAIS Internet, Inc. was incorporated under the name CGX Communications, Inc.
(CGX) as a "C" corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia "S" Corporation, and Cleartel Communications Limited Partnership (Cleartel), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS Inc. and Cleartel became wholly owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders and changed its name from CGX Communications, Inc. In May 1999, the Company became a public company through the completion of an initial public offering (IPO) of its common stock.

Going Concern and Other Important Risk Factors

  The Company has suffered significant losses and negative cash flows from operations since inception. These operating losses and negative cash flows are expected to continue for additonal periods in the future. At December 31, 2000, current liabilities exceed current assets by approximately $62,529,000. For the year ended December 31, 2000, the Company incurred a net loss from continuing operations and negative cash flows from operations of approximately $276,530,000 and $48,088,000, respectively, and has negative stockholders' equity of approximately $171,698,000 at December 31, 2000. If the Company is unable to raise additional capital before the end of the second quarter of 2001, the Company may not be able to meet its projected obligations for fiscal year 2001. As a result of this material uncertainty, there is doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time.

  Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. Although management believes it has the ability to generate additional equity and cash through such financing transactions, those transactions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional financing and adequate cash, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition, continued operations of its major suppliers, and rapid technological change. The entire digital subscriber line (DSL) industry is suffering from significant operating losses and limited capital availability. The continued viability of these suppliers is critical to the Company's future business plans. In addition to the need for capital raising, the Company's future plans are substantially dependent on the ability to transition the Company to its new business model and eliminate operating losses as soon as possible. There can be no assurance that the Company will be successful in its efforts.

--------------------------------------------------------------------------------

2.  Summary of Significant Accounting Policies:

Consolidated Financial Statements

  The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. These results include CAIS, Inc. for all periods presented, and CAIS Software Solutions (CAISSoft) formerly known as Atcom, Inc. (Atcom) and Business Anywhere USA, Inc. (Business Anywhere) for the period from their respective acquisition dates in September 1999. All significant inter-company transactions and accounts have been eliminated. Substantially all of the assets of CAISSoft were sold in December 2000 (see Note
3).

  In February 1999, the Company spun-off its operator and long-distance services subsidiary, Cleartel, to its stockholders as a non-cash distribution (see Note
13). The spin-off has been presented as discontinued operations and, accordingly, the Company has presented its financial statements for all periods prior to that date in accordance with Accounting Principles Board (APB)
Opinion No. 30. All expenses related to members of senior management who continued with the Company are included within loss from continuing operations.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

  The Company records revenues for all services when the services are provided to customers. Amounts for services billed in advance of the service period and cash received in advance of revenues earned are recorded as unearned revenues and recognized as revenue when earned. Upfront charges in connection with service contracts are recognized ratably over the contract period. Customer contracts for Internet access, DSL and web hosting services are typically for periods ranging from one to three years. The Company typically charges an installation fee for the new dedicated access customers. This installation fee is amortized over the estimated life of the customer, typically eighteen months. Revenues from equipment sales are recorded when title to the equipment passes to the purchaser.

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

  2. Support Agreements. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term

--------------------------------------------------------------------------------
of the support agreement and is included in net revenues in the accompanying consolidated statements of operations.

  The Company does not expect to have significant revenues from equipment and software sales in future periods due to the sale of a significant portion of CAISSoft assets to Cisco Systems Inc. (Cisco) in December 2000 and the change in the Company's strategic focus.

Cost of Revenues

  Cost of revenues include recurring expenses for the long haul bandwidth lease and local interconnection charges from national and local fiber providers. It also includes wholesale DSL resale charges, equipment costs and amortization of DSL install and equipment charges incurred in connection with term contracts.

Research and Development Costs

  Research and development costs are expensed as incurred.

Non-cash Compensation

  The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. The Company has recognized non-cash compensation expense on certain stock options granted to management (see Note 8).

Fair Value of Financial Instruments

  The carrying amounts for current assets and liabilities, which include cash equivalents, accounts payable, vendor notes, capital leases and notes payable, other than the current portion of notes payable to related parties, approximate their fair value due to their short maturities. The fair value of notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms (see Note 6). However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be substantially different than the currently stated rates and terms.

  The Company believes the carrying amount of certain of its financial instruments, which include cash equivalents, accounts payable, vendor notes, capital leases and notes payable, approximate fair value.

Cash and Cash Equivalents and Short-Term Investments

  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market accounts that are available on demand. Short-term investments consist of investment-grade commercial paper with original maturities greater than 90 days. The carrying amounts of cash and cash equivalents and short-term investments in the accompanying consolidated balance sheets approximate fair value.

Long-lived Assets and Assessment of Asset Impairment

  Long-lived assets including identifiable intangible assets to be held and used and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of such assets. If future estimated undiscounted net cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired.

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

  In the fourth quarter of 2000, after considering developments in the capital markets for the technology and communications industry, the dramatic downturn in the Company's market capitalization, limited external financing possibilities for the continued build out of the Company's hospitality and multi-family segment, higher than expected installation costs and the failure to achieve desired customer penetration rates in a significant number of installed properties, the Company announced that it would undertake a complete strategic review of its business lines. The strategic review included an assessment of capital deployment, profitability and the carrying value of long-lived assets.

  The Company undertook an analysis of future cash flow streams from its installed hospitality properties. Of the 716 hotels installed with high speed Internet service, the Company believes that only a portion of the properties can be serviced in a cost-effective manner. These typically tend to be the larger properties in larger cities that have the infrastructure and meeting room facilities to support greater usage and revenues. The Company is in discussions with the low-performing properties to renegotiate the business deal to allow the Company to cover its recurring cost shortfall of operating that hotel. For those non-performing hotels that do not agree to cover the recurring operating cost shortfall, the Company will begin termination of service sometime during the second quarter of 2001.

  The Company has also determined that the capital and monthly recurring costs associated with operation of its multi-family business line do not permit an acceptable return on assets. Accordingly, subsequent to year-end, the Company has discontinued the provision of services to customers in most multi-family buildings. At March 31, 2001, the Company is continuing to provide service to customers in 33 multi-family buildings.

  The Company reviewed future undiscounted cash flows from each of its installed properties. For hotel properties, this analysis was performed based upon contractual groupings of certain properties. As a result of this analysis, a significant portion of the Company's installed hotel properties and related intangible contract rights were determined to be impaired. In addition, all of the Company's multi-family unit properties and related intangible contract rights were also determined to be impaired. Based on this

--------------------------------------------------------------------------------
analysis, the Company has recorded a write down of approximately $161,187,000 for fixed assets and $20,283,000 for intangible contract rights in the fourth quarter of 2000. In connection with the termination of service to properties in 2001, the Company may incur additional impairment charges. Management believes that such cost could be as high as $7,000,000 and would be recognized upon the incurrence of such charges.

  The Company also incurred an impairment charge of approximately $1,294,000 related to the write-down in the value of the Company's investment in One Point Communications to the amount realized when the investment was sold during early 2001.

Property and Equipment

  Property and equipment is stated at historical cost net of accumulated depreciation and amortization and impairment write-downs. Depreciation is determined using the straight-line method over the estimated useful lives of the assets ranging from three to five years, or for leasehold improvements, the life of the lease, if shorter. Costs of additions and improvements are capitalized and repairs and maintenance are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accompanying consolidated balance sheets, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations.

Property and equipment consists of the following (in thousands):


                                                                December 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------

Network equipment and installation costs...................   $14,841  $ 21,385
Qwest IRU..................................................    44,042    44,042
Hospitality and multi-family equipment and installation
    costs..................................................    25,138     8,091
Computer hardware and software.............................     5,338     9,735
Office furniture and fixtures..............................     1,877     4,530
Leasehold improvements.....................................     1,666     4,676

                                                              -------  --------
                                                               92,902    92,459
  Less: Accumulated depreciation and amortization...........   (2,426)  (10,172)
                                                              -------  --------
                                                              $90,476  $ 82,287
                                                              =======  ========

Income Taxes

  Until the Company's reorganization in October 1998, the federal income tax obligations of CAIS, Inc. and Cleartel were passed through to their respective subchapter S shareholders and partners. Cleartel was subject to state unincorporated business franchise taxes on any profits in the District of Columbia.

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

--------------------------------------------------------------------------------

  Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options, warrants and preferred shares are not reflected in diluted loss per share since their effect would be antidilutive. As of December 31, 2000, there were options and warrants to purchase approximately 13,463,000 shares of common stock, and Series C, D, F and G preferred shares which, upon their conversion, would cause the issuance of approximately 9,745,000 shares of common stock.

Comprehensive Income

  Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net income is the same as "comprehensive income" for the years ended December 31, 1998, 1999 and 2000.

Recently Adopted Accounting Pronouncements

  The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," in July 1999. SFAS No. 133 is effective January 1, 2001. The statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's results of operations or financial position.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth quarter for fiscal years beginning after December 31, 1999. The impact of adopting SAB 101 was not material to on the Company's financial position or results of operations.

Excess of Cost over Net Assets Acquired (Goodwill)

  Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Capital Area Internet Service, Inc. (Capital Area) in May 1996, Atcom and Business Anywhere in September 1999, Hub Internet Services, Inc. (Hub Internet) in February 2000, and QuickATM, LLC (QuickATM) in March 2000. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and intangibles was approximately $821,000, $5,133,000 and $14,529,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Goodwill with respect to the Capital Area acquisition was fully amortized in May 1999.

  In connection with the Company's sale of certain CAISSoft assets to Cisco in December 2000, the Company determined that approximately $22,196,000 of unamortized goodwill and intangibles related to this sale, and netted this amount in the calculation of the gain on sale of assets in the accompanying consolidated statements of operations. In addition, approximately $20,283,000 of unamortized intangible contract rights were written off as part of the Company's impairment writedown in the same accounting period.

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. For trade accounts receivable, the risk is limited due to the large number of customers, the dispersion of those customers across many industries and geographic regions, and the ability to terminate access on delinquent accounts. The Company does not have any single customer who exceeds more than 10% of the total outstanding accounts receivable of the company for any of the periods reported.

Visitor-based and Multi-family Network Contract Rights

  The Company makes up-front contract payments to its contract partners in connection with entering into long-term master agreements for visitor-based and multi-family networks. These payments give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net balances of these payments were approximately $11,153,000 and $0 as of December 31, 1999 and 2000, respectively, and

--------------------------------------------------------------------------------
are included in intangible assets and goodwill in the accompanying consolidated balance sheets. The payments are amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the years ended December 31, 1999 and 2000 was approximately $642,000 and $3,949,000, respectively. The Company wrote off approximately $20,283,000 of intangible assets related to contract rights (including the fair value of warrants issued in connection with the contract rights) in the fourth quarter of 2000 as part of the impairment of long-lived assets analysis. The Company does not plan to make any payments for contract rights in the future.

  The Company does not plan to make any payments for contract rights in the future.

Supplemental Cash Flow Information

  The following represents supplemental cash flow information for the years ended December 31, 1998, 1999 and 2000 (in thousands):


                                                                  Years Ended
                                                                  December 31,
                                                              --------------------
                                                               1998  1999   2000
                                                              ----- ------ -------
   Cash paid for interest expense of continuing operations... $ 412 $1,221 $ 3,450
                                                              ===== ====== =======
   Cash paid for interest expense of discontinued
    operations............................................... $ 791 $   31 $    --
                                                              ===== ====== =======
   Equipment acquired under capital leases of continuing
    operations............................................... $ --  $  312 $    --
                                                              ===== ====== =======
   Equipment acquired under capital leases of discontinued
    operations............................................... $ 228 $  --  $    --
                                                              ===== ====== =======
   Issuance of Series B preferred stock in exchange for
    indebtedness............................................. $  -- $4,557 $    --
                                                              ===== ====== =======

--------------------------------------------------------------------------------

3. Acquisition, Investments and Dispositions

  In September 1999, the Company acquired the outstanding shares of Atcom (which it renamed CAIS Software Solutions) for a purchase price of approximately $42,565,000 including direct acquisition costs of $1,578,000. The Company issued approximately 2,493,000 shares of common stock valued at $12.38 per share, and options to acquire approximately 842,000 shares of common stock valued at approximately $10,131,000 based on the Black-Scholes valuation model. The acquisition was accounted for under the purchase method of accounting for business combinations, and accordingly, the operating results of CAISSoft have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated as follows: tangible assets, principally cash, accounts receivable and property and equipment of approximately $3,163,000; assumed liabilities of approximately $2,481,000; and intangible assets including intellectual property of approximately $6,344,000, management resources of approximately $4,493,000, contracts of approximately $7,036,000 and goodwill of approximately $24,010,000. The intangible assets including goodwill are being amortized over three years.

  On December 4, 2000, the Company and Cisco closed on the sale of the principal assets of the Company's broadband subscriber management software business of CAISSoft. The assets sold consisted primarily of goodwill and intangibles with a carrying value of $22.2 million and equipment with a carrying value of $1.4 million. The Company received approximately $106.3 million in cash, before direct fees of approximately $4.4 million. The Company also issued options to purchase 350,000 shares of common stock at an exercise price of $3.00 per share to certain former officers of CAISSoft in connection with the sale, valued at approximately $260,000 based on Black-Scholes valuation model. The options expire on December 1, 2004. In addition to the $106.3 million in gross proceeds received, approximately $40.5 million was deposited into an escrow account, of which $15 million will remain in escrow for up to 18 months following the closing date of the transaction (or up to May 2002), and $25.5 million will remain in escrow until the earlier of December 2006 or the date specified by Cisco in a notice that any patent or other claims have been resolved. See related disclosure of SAIC lawsuit and attachment in Note 10- Commitments and Contingencies. The Company and Cisco also entered into a software license agreement under which Cisco will grant the Company up to 1,500 royalty free, fully paid copies of IPORT software. The parties will negotiate an agreement for additional license copies if required.

  The following unaudited pro forma results give effect to the asset sale to Cisco as if such transaction had been consummated on January 1 of each of the periods presented (in thousands, except per share amounts):

                                                              1999      2000
                                                            --------  --------

   Net revenues........................................... $ 10,492  $   29,147
   Net loss attributable to common stockholders........... $(56,951) $ (413,742)
   Basic and diluted loss per share....................... $  (3.36) $   (17.80)

  In September 1999, the Company acquired Business Anywhere for a purchase price of approximately $200,000 in cash and $1,500,000 in the Company's common stock. The Company issued approximately 122,000 shares of common stock valued at $12.33 per share. In September 2000, the Company issued $1,000,000 in additional common stock at fair market value (approximately 117,000 shares at $8.55 per share). The Company will issue an additional $1,000,000 in common stock at the second annual anniversary of the transaction based upon the fair market value of the stock at that time, provided Business Anywhere meets certain revenue targets. The Company also incurred approximately $94,000 for direct acquisition costs. The acquisition was accounted for under the purchase method of accounting for business combinations, and accordingly, the operating results of Business Anywhere have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated as follows: tangible assets, principally cash, accounts receivable and property and equipment of

--------------------------------------------------------------------------------
                                                                         Page 39
approximately $658,000; assumed liabilities of approximately
$687,000; and intangible assets including contracts of approximately $1,762,000 and goodwill of approximately $61,000. The intangible assets including goodwill are being amortized over three years.


  The following unaudited pro forma results give effect to the Atcom and Business Anywhere acquisitions as if such transactions had been consummated on January 1 of each of the periods presented (in thousands, except per share amounts):


                                                              1998      1999
                                                            --------  --------

   Net revenues............................................ $  7,479  $ 12,578
   Net loss attributable to common stock................... $(30,844) $(71,505)
   Basic and diluted loss per share........................ $  (2.47) $  (3.82)

  In October 1999, the Company invested $2,574,000 in 10,000 common units of Ventures in Communications II, LLC(VIC2), a shareholder of OnePoint Communications Corp. (OnePoint). As a result of the selling price announced in 2000 in a merger agreement between OnePoint and Verizon Communications (Verizon), the Company recorded an investment impairment charge of $1,294,000 in the fourth quarter of 2000, which is included in the impairment of long-lived assets in the accompanying consolidated statements of operations. In 2001, the Company received proceeds from the sale of its investment of approximately $1,280,000.

  On February 10, 2000, the Company purchased all of the assets and customers of Knight Hub Internet, Inc. (Hub), a Washington, DC area internet service provider, for a purchase price of $625,000 paid at the time of acquisition and a payment of $425,000 made in February 2001 based upon the retainage of a substantial percentage of the Hub customer base for that one year period.

  On March 13, 2000, CAISSoft, a wholly-owned subsidiary of the Company, purchased the contracts, intellectual property, and certain other assets of QuickATM for a purchase price of $500,000 in cash, and $955,000 in the Company's common stock. The Company issued approximately 40,000 shares of common stock valued at $23.75 per share.

  In July 2000, the Company invested $4,200,000 in Series A convertible preferred stock (INNCOM Series A shares) of INNCOM International, Inc (INNCOM). INNCOM also granted a warrant to the Company to purchase up to an additional 840,000 INNCOM Series A shares. The $4.2 million investment is included in other long-term assets in the accompanying consolidated balance sheets.

  During the fourth quarter of 2000, the Company loaned $1,200,000 to STS Hotel Net, Inc. (STS) under a short-term loan agreement. The amount is recorded within prepaid expenses and other current assets as of December 31, 2000. Subsequent to year end, the loan was converted into a 70% investment in Portal Media and Technology, Inc. (PMT). As part of the agreement, the Company committed to invest an additional $1,300,000 into PMT. Approximately $1,000,000 of the additional investment was made during the first quarter of 2001.

4. Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consist of the following (in thousands):



                                                                  December 31,
                                                                ----------------
                                                                 1999     2000
                                                                ------- --------

   Accounts payable............................................ $34,058 $ 63,323
   Accrued salaries and vacation...............................   2,487    3,474
   Accrued legal fees..........................................    --      1,242
   Accrued equipment financing fees............................   1,014    1,565
   Accrued Qwest IRU...........................................  14,521   14,521
   Accrued circuit lease costs.................................     158    5,513
   Put warrants................................................    --      1,267
   Accrued installation costs..................................     307    3,298
   Other.......................................................   1,882    6,508
                                                                ------- --------
                                                                $54,427 $100,711
                                                                ======= ========

The Company has received correspondence from Qwest, notifying the Company that it is in default of its IRU agreement and requesting payment of the outstanding balance. The Company is in discussions with Qwest regarding a renegotiation of the payment obligation and the terms.

--------------------------------------------------------------------------------

5. Financing and Debt

  The Company and Nortel Networks Inc. (Nortel) entered into a five-year,
$30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of December 31, 1999 and 2000, respectively, the Company had an outstanding balance of approximately $2.7 million and $12.1 million under this credit facility. Borrowings outstanding as of December 31, 2000 incur interest at approximately 12.8 percent. The facility required the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

  In November 2000, the credit facility was amended such that the maximum borrowings were limited to approximately $16,100,000. The amendment also terminated borrowing availability as of November 30, 2000, modified the repayment terms, and increased the interest rate on the facility to LIBOR plus 6% (12.8% at December 31, 2000). If the Company raises a minimum of $75 million in debt or equity while any outstanding balance is outstanding, the Company agreed to pay any remaining balance due to Nortel at that time. The Company repaid $4,000,000 of the outstanding balance in December 2000 and is required to repay the remaining balance in equal monthly installments over the 2001 calender year. Although the Company made the January 2001 payment of approximately $1,010,000, the Company has not made the required payments for February and March 2001, and is in default of the agreement. The Company has received a Notice of Default from Nortel, and is in discussions with Nortel regarding a resolution of the current default status.

  The Company and Cisco Systems Capital Corporation (Cisco Capital) entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of December 31, 2000, the Company had borrowed approximately $26.5 million under this credit facility. There were no borrowings outstanding at December 31, 1999. Borrowings outstanding as of December 31, 2000 incur interest at approximately 12.7 percent. Borrowings under the facility were permitted during the first two years of the facility provided the Company met certain financial performance requirements, including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco Capital will have a second priority lien. As of December 31, 2000, the Company is not in compliance with a revenue target, and, as a result, the availability for additional borrowings has been suspended. The Company is in discussions with Cisco Capital regarding a resolution to the current default status, including the possible use of the $40.5 million escrow account established in the sale of CAISSoft assets to Cisco to repay outstanding debt, upon resolution of the SAIC attachment described in Note 3.

   In the fourth quarter of 2000, the Company entered into a credit agreement with Ulysses G. Auger II (Chairman of the Board), R. Theodore Ammon (Director) and CII Ventures (administrative agent for KKR), collectively called the Lenders. The Lenders made a bridge loan of $20 million available to the Company which was repaid from proceeds of the CAISSoft assets sale to Cisco. Borrowings incurred interest at LIBOR plus 6 percent or approximately 12.6 percent per annum. The Company paid approximately $164,000 in interest expense. In connection with the loan, the Company granted 2,000,000 warrants to the Lenders at an exercise price of $4.56 per share. Per the warrant agreement, the warrants were repriced subsequent to year end to the average of the ten lowest trading days from October 25, 2000 through January 25, 2001, or $1.00 per share. The warrants expire on October 25, 2010. The Company valued the warrants at approximately $8,674,000 and recorded this amount as additional interest expense on the loan.

  Subsequent to year end, the Company has refinanced approximately $22,000,000 of its December 31, 2000 outstanding accounts payables into vendor promissory notes, with most of the principal due in 2002 and 2003. As part of the negotiations, the Company paid approximately 6% of the outstanding accounts payable balance, totaling approximately $6,000,000, to the vendors and signed a note for the remaining 80% of the liability. The notes call for quarterly interest of 10% per annum with principal to be repaid in equal quarterly installments over 2002 and 2003. The Company also refinanced an additional $3,000,000 of accounts payable into a three year capital lease an interest rate of approximately 13%. The restructuring of these payables into vendor promissory notes and capital lease obligations has been recorded in the accompanying consolidated financial statements.

  Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company

--------------------------------------------------------------------------------
DRAFT                                                                    Page 41
has approximately $1.0 million of unamortized deferred debt financing costs remaining as of December 31, 2000 in connection with the Nortel and Cisco Capital credit facilities. The deferred debt financing costs are being amortized using the effective interest rate method over the terms of the equipment financing agreements and are included in interest expense. Amortization expense totaled approximately $95,000 and $801,000, for the years ended December 31, 1999 and 2000, respectively.

  In connection with warrants issued with a $7 million bridge loan facility in September 1998, the Company recorded debt discount costs of $1,226,000. When the loan was paid off in May 1999, the Company recognized an extraordinary charge of $551,000 related to the write off of the unamortized debt discount and deferred debt financing costs.

6. Transactions with Related Parties

Notes Payable to Related Parties

  In February 1999, related party notes totaling $4,433,000, including $1,983,000 outstanding as of December 31, 1998, $1,450,000 assumed from Cleartel, and $1,000,000 borrowed in 1999, were converted into Series B Cumulative Mandatory Redeemable Convertible Preferred Stock (see Note 7). Interest expense of approximately $14,000 was incurred during the year ended December 31, 1999 related to related party loans.

  In January 1999, a principal stockholder loaned $1,000,000 to the Company under a note which accrued interest quarterly at 10 percent with principal due on the earlier of thirty days after the closing date of the IPO or March 31, 2000. As described in Note 7, the note was converted into Series A cumulative mandatory redeemable convertible preferred stock in February 1999.

Related Party Leases

  During the year ended December 31, 1998 and the first two months of 1999, the Company leased a building in Washington D.C. for their corporate headquarters from a stockholder. Rent expense of $180,000 and $23,000 was incurred for this lease for the years ended December 31, 1998 and 1999, respectively.

Receivable from Officers

  In June 1999, the Company advanced a $400,000 unsecured loan to one of its executives as part of the executive's employment contract. The Company provided a valuation reserve against the loan in the fourth quarter of 2000 and forgave the note upon the resignation of the executive in lieu of contractual severance payments in 2001. In December 1999, the Company advanced a $50,000 unsecured loan to another of its executives. This loan was also determined to be uncollectible, and was also written off in the fourth quarter of 2000.

7. Convertible Preferred Stock and Warrants

  In February 1999, the Company authorized the issuance of up to 25,000,000 shares of preferred stock, par value $0.01 per share. Of these authorized shares, 2,827,168 shares have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (the Series A Shares) and 1,119,679 shares have been designated as Series B Cumulative Mandatory Redeemable Convertible Preferred Stock, par value $0.01 per share (the Series B Shares).

  In February 1999, after the Spin-off of Cleartel, the Company issued 2,827,168 Series A Shares to an entity controlled by a director of the Company and to a related party to the investment banking firm that provided the Loan to the Company for total gross proceeds of $11,500,000, of which $1,500,000 was used to pay amounts due to Cleartel. The shares automatically converted into common stock upon the IPO. The Series A Shares were entitled to a liquidation preference equal to $11,500,000, plus a return of 8 percent per annum thereon, and all accrued but unpaid dividends thereon. The Company also issued to the purchasers of the Series A Shares, warrants to purchase a number of shares of common stock equal to 3.0% of the total number of shares outstanding on a fully diluted basis at the close of the IPO. The warrants have an exercise price of $19.00 per share of common stock at the IPO, and vested upon the IPO. The warrants expire in May 2004. The warrants were valued at $8,157,000 using the Black-Scholes option pricing model.

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

  On April 23, 1999, in connection with an amendment to the Company's master agreement with a hotel customer (the Customer) to provide the Company with exclusive rights and to extend the contract term, the Company issued warrants to the Customer to purchase 66,667 shares of common stock at an exercise price of $0.01 per share, as an additional contribution by the Company in support of the Customer's marketing of the Company's services. The warrants have been valued at their estimated fair value of $19.00 per share (or approximately $1,267,000 in the aggregate) based upon a Black-Scholes valuation model. The fair value of the warrants has been recorded as an intangible asset and is being amortized over the expected benefit life of the five year contract term. In connection with the warrants, the Customer received certain demand and incidental registration rights. The warrants expire on April 23, 2004. The Customer has a put option to sell all of the warrants (or shares of the Company issued pursuant to the exercise of the warrants) back to the Company at $19.00 per share. The put option expires ninety days following the earlier of: (1) the effective date of the first registration statement that includes any warrant shares for resale and
(2) the date on which the Customer may sell all of the warrant shares within a three-month period pursuant to the 1933 Securities Act Rule 144. Due to the existence of the put rights, the value ascribed to the warrants will not be included within stockholders' equity until the put option expires.

  In August 2000, the Company issued 20,000 shares of common stock to the Customer in connection with an extension of the put option until August 20, 2001. In December 2000, the customer notified the Company of its intent to exercise the put option and requested payment of the $1,267,000. As such, this amount has been reclassified to accounts payable and accrued expenses as of December 31, 2000.

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

  In February 2000, the Company issued 5,276,622 shares of Series D Preferred Stock to CII Ventures LLC, an affiliate of the private investment firm KKR for gross proceeds of $73,873,000, less approximately $6,285,000 in offering costs. In April 2000, the Company issued the remaining 1,866,235 shares of Series D Preferred Stock for gross proceeds of $26,127,000, less approximately $1,254,000 in offering costs. The Series D Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $16.50 per share (or 6,060,606 common shares based on the $100 million investment), subject to adjustment. The Company also issued a one-year option for CII Ventures LLC to purchase 7,142,857 shares of Series E Preferred Stock, for which the Company has authorized 9,620,393 shares for issuance. The Series E Preferred Stock is convertible into common stock of the Company, with an initial conversion price of $20.00 per share (or 5,000,000 common shares based on a $100 million investment), subject to adjustment. The holders of the Series D and Series E Preferred Stock will be entitled to receive dividends, payable in additional shares, at a rate of 6 percent per annum compounded quarterly.

  In June 2000, the Company issued 20,000 shares of Series G Preferred Stock to 3Com for gross proceeds of $20,000,000, less approximately $15,000 in offering costs. The Series G Preferred Stock is convertible into common stock of the Company at an initial conversion price of $36.00 per share (or 555,556 common shares based on the $20 million investment), subject to adjustment. The holders of the Series G Preferred Stock are entitled to receive dividends,

--------------------------------------------------------------------------------
DRAFT                                                                    Page 42
payable in additional shares, at a rate of 6 percent per annum, compounded quarterly.

  In August 2000, the Company issued 40,000 shares of Series F Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series F Preferred Stock") and warrants to acquire 600,000 shares of the Company's common stock at $24.00 per share to Microsoft Corporation ("Microsoft") for total gross proceeds of $40,000,000 less approximately $129,000 in offering costs. The holders of the Series F Preferred Stock are entitled to receive dividends, payable in preferred shares, common stock or cash, at a rate of 7 percent per annum. Approximately $4.4 million of the proceeds received were allocated to the value of the warrants. As the Series F Preferred Stock is immediately convertible into common stock, the discount on the preferred stock (as a result of the allocation of proceeds to the warrants) was fully accreted on the date of issuance and is reflected as a dividend on preferred stock in the accompanying consolidated financial statements. Microsoft may also be eligible for an additional warrant to purchase up to 900,000 shares of the Company's common stock at exercise prices between $45.00 and $65.00 per share based upon the Company's performance with respect to certain operational milestones.

8. Stockholders' Equity (Deficit):

Initial Public Offering

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

Treasury Stock Premium and Stock Charge

 Effective March 21, 2000, the Company and Atcom entered into Amendment No. 3 to the Amended and Restated Agreement and Plan of Merger. The Amendment eliminated certain stock registration rights of the Atcom shareholders. Pursuant to this Amendment, the Company redeemed 600,000 shares of the Company's common stock at a redemption price of $30.00 per share in April 2000. The Company recorded an earnings charge of approximately $1.3 million in the second quarter of 2000 for the premium paid over the fair value to acquire the shares. The shares are held in treasury. Additionally, the Company issued approximately 381,000 shares of common stock to the Atcom shareholders in April 2000. The Company recorded an earnings charge of approximately $9.0 million as a result of the additional consideration also in the second quarter of 2000.

  During 1999, the Company purchased approximately 13,000 shares of its common stock at fair market value of $150,000 from a former shareholder of Atcom and former officer of the Company. The shares are currently being held by the Company.

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

  As a result of these grants and several other executive management grants, the Company recorded deferred compensation of approximately $9,607,000 to be amortized over the vesting period relating to these options. The amount of deferred compensation was based upon the difference between the estimated fair market value of the stock at the date of the grants and the applicable exercise prices. Accordingly, the Company amortized $1,426,000, $4,892,000

--------------------------------------------------------------------------------
DRAFT                                                                    Page 43
and $1,659,000 for the years ended December 31, 1998, 1999 and 2000, respectively, in the accompanying consolidated statements of operations.

Employee Stock Option Plan

  On March 24, 1998, the Company's stockholders approved the 1998 Equity Incentive Plan (the Stock Option Plan). In February 1999, the Stock Option
Plan was amended and currently provides for the grant of both incentive and nonstatutory stock options to eligible employees and consultants of the Company. The Stock Option Plan initially reserved 1,500,000 shares of common stock for issuance; in November 1999, the number of reserved shares was increased to 5,000,000. Options granted under the Stock Option Plan must have an exercise price of no less than fair market value of the Company's common stock at the date of grant and expire ten years after grant date. As of December 31, 1998, 1999, and 2000, approximately 912,000, 2,689,000 and 2,375,000 options, respectively, were outstanding under the Stock Option Plan. The stock options outstanding under the Stock Option Plan generally vest over three to four year periods.

--------------------------------------------------------------------------------
DRAFT                                                                    Page 44

  A summary of the Company's aggregate stock option activity and related information under the Stock Option Plan and the Executive Stock Options is as follows (in thousands, except per share prices):


                            Year Ended         Year Ended         Year Ended
                           December 31,      December 31,        December 31,
                               1998              1999                2000
                         ----------------- ----------------- -------------------
                                 Weighted-         Weighted-           Weighted-
                                  Average           Average             Average
                                 Exercise          Exercise            Exercise
                         Options   Price   Options   Price    Options    Price
                         ------- --------- ------- --------- -------- ----------
Options outstanding at
 beginning of period....   2,034   $1.00    2,946    $1.00     5,736     $  5.35
Granted.................     960    3.13    3,200     8.24     1,389       11.91
Exercised...............      --      --     (185)    2.17      (679)       1.56
Forfeited...............     (48)   3.07     (225)    3.40    (1,252)      10.68
                          ------   -----    -----    -----    -------    -------
Options outstanding at
 end of period..........   2,946   $1.66    5,736    $5.35     5,194      $ 6.30
                          ======   =====    =====    =====    =======    =======
Options exercisable at
 end of period..........      --   $ --     2,397    $1.65     2,397      $ 3.63
                          ======   =====    =====    =====    =======    =======


  Exercise prices for options outstanding under the Stock Option Plan and for the Executive Stock Options as of December 31, 2000 are as follows:

                             Number of Options           Weighted               Weighted        Number of Options   Weighted
             Range of          Outstanding          Average Remaining       Average Exercise       Exercisable      Average
          Exercise Prices    (in thousands)     Contractual Life in Years         Price         (in thousands)    Exercise Price
      ---------------------  -----------------   -------------------------   ----------------   ----------------- --------------
        $ 0.78    $ 0.91             54                   6.77                  $ 0.83                  50            $ 0.83
          0.97      0.97          1,733                   6.69                    0.97               1,324              0.97
          1.19      3.07            786                   6.90                    2.25                 407              2.48
          4.31      4.31            582                   7.65                    4.31                 198              4.31
          7.94     11.88            207                   8.69                   10.95                  59             11.54
         12.00     12.00            856                   9.07                   12.00                  67             12.00
         12.02     13.50            584                   8.99                   13.03                 170             12.72
         13.88     14.19            135                   8.73                   14.13                  62             14.15
         16.50     16.50            242                   8.96                   16.50                  61             16.50
         43.00     43.00             15                   9.11                   43.00                  --                --
      ---------------------  -----------------   -------------------------   ----------------   ----------------- --------------
        $ 0.78    $43.00          5,194                   7.73                  $ 6.30               2,397            $ 3.63
      =====================  =================   =========================   ================   ================= ==============

  The Company has elected to account for stock and stock rights in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

  Had compensation cost for the Company's employee stock options been determined based on fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net loss attributable to common stockholders and loss per share would have been (in thousands, except per share data):

--------------------------------------------------------------------------------
DRAFT                                                                    Page 45

                                                                    1998      1999      2000
                                                                  --------  --------  ---------
   Net loss attributable to common stockholders................   $(13,200) $(59,155) $(359,808)
   Basic and diluted loss per share ...........................   $  (1.34) $  (3.49) $  (15.48)

  The fair value of options granted in the years ended December 31, 1998, 1999 and 2000 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.55, 5.59 and 5.70 percent, respectively, no dividend yield, weighted-average expected lives of the options ranging from 3 to 4 years, and expected volatility of 70,88 and 118 percent, respectively.

  The weighted-average fair value of options granted during the year ended December 31, 1998, 1999 and 2000 was $1.75, $9.05 and $7.40, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the estimated service period.

9. Income Taxes:

  Until the Company's reorganization in October 1998, all earnings and losses were passed through to the individual equity holders. At December 31, 2000, the Company had net operating loss carryforwards of approximately $68,309,000 for income tax purposes that expire through 2020. Net operating loss carry forwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of changes in ownership pursuant to
Section 382 of the Internal Revenue Code.

  Significant components of the Company's net deferred tax asset as of December 31, 1999 and 2000 are as follows (in thousands):

                                                                   December 31,
                                                                ----------------
                                                                 1999        2000
                                                                -------     -------

Deferred tax assets:
Net operating loss carryforwards..............................  $ 16,507    $ 27,323
Deferred gain on sale of assets................................       --      16,200
Impairment of long-lived assets................................       --      73,106
Unearned stock compensation....................................    2,774       3,373
Allowance for doubtful accounts................................      106       1,534
Book over tax goodwill.........................................      702         640
Accrued vacation...............................................      178         256
Other deferred tax assets......................................       54         580
                                                                --------    --------
  Total deferred tax assets....................................   20,321     123,012
Deferred tax liabilities:
Basis differences attributable to purchase accounting            (11,628)       (652)
Tax over book depreciation.....................................     (975)     (3,649)
                                                                --------    --------
Net deferred tax asset.........................................    7,718     118,711
Valuation allowance for net deferred tax assets................   (7,718)   (118,711)
                                                                --------    --------
                                                                $    --     $   --
                                                                ========    ========


  The Company has determined that the net deferred tax assets as of December 31, 1999 and 2000 do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance was recorded against the applicable net deferred tax assets.

  For the year ended December 31, 2000, the Company has recorded a provision for income taxes of $196,000 related to various federal and state taxes arising from the sale of assets of CAISSoft to Cisco.

10. Commitments and Contingencies:

--------------------------------------------------------------------------------
DRAFT                                                                    Page 46

Leases

  The Company leases office space under several noncancellable operating leases:

  The Company entered into a ten year lease in 1999 for approximately 39,000 square feet of office space in Washington, DC, which is used as the Company's corporate headquarters. The initial base annual rent is approximately $861,000 per year with annual rent escalations of 2 percent each year thereafter. The Company recognizes rental expense on a straight-line basis over the lease term based on the total lease commitment, including escalations. Other long-term liabilities as of December 31, 2000 primarily reflect the value of leasehold improvements in the Washington, DC location paid for by the landlord, which are being amortized against rent expense. In April 2001, the Company subleased approximately 16,000 square feet of office space under this lease for approximately seven years.

   The building is approximately 45% owned by one of the principal stockholders of the Company and his wife. The Company believes that the terms of the lease, including the rental rate, are at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

  During 1999 and 2000, the Company also entered into two separate ten year building leases of approximately 80,000 square feet in Arlington, Virginia for use by its sales, marketing, customer service and end user support groups, with an annual base rental of approximately $2,144,000 per year. These leases also include percentage escalations and landlord tenant improvement buildout, which are being recognized on a straight line basis over the term of the leases. In March 2001, the Company subleased approximately 29,000 square feet of one of the leases for a five year period.

  During 1998, 1999 and 2000, the Company entered into leases for four different buildings in McLean, Virginia for use by its technical operations functions, at an annual cost of approximately $360,000 per year. The leases total 16,000 square feet and are for terms ranging from three to ten years.

  During 2000, the Company entered into a lease in Richardson, Texas for its field operations group at an annual cost of $366,000. The lease totals 16,000 square feet and is for a term of five years. In November 2000, the Company subleased approximately 8,000 square feet of office space under this lease.

  The Company has several other smaller leases used for various operating groups.

  The Company also leases or is otherwise provided with the right to utilize space in various geographic locations for colocation of its equipment in Points of Presence (POP's) from Qwest and other telecommunications providers. These POP's are the major connection points for the Company's nationwide Internet backbone. The Company believes that these facilities are adequate for its current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of its operations on commercially reasonable terms.

  Total rental expense for operating leases, including related party rent, was approximately $329,000, $1,434,000 and $3,806,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  Minimum future lease payments at December 31, 2000 are as follows (in thousands):



                                                                       Operating
                                                                          Leases
                                                                       ---------

   2001............................................................... $  3,709
   2002...............................................................    3,641
   2003...............................................................    3,667
   2004...............................................................    3,580
   2005 ................................................ .............    3,966
   Thereafter................................................ ........   18,020
                                                                       --------
                                                                       $ 36,583
                                                                       ========

Capital Lease

--------------------------------------------------------------------------------
DRAFT                                                                    Page 47

  The Company leased certain office equipment under a noncancelable capital lease entered into during 1999, which was paid off during 2000. It also entered into a new capital lease for computer equipment and software as part of the renegotiation of accounts payables (see Note 5). Equipment capitalized under the lease as of December 31, 2000 was approximately $3,115,000.

  Minimum future capital lease payments at December 31, 2000 are as follows (in thousands):


           2001                                         $   1,464
           2002                                             1,010
           2003                                             1,010
           2004                                               168
                                                        ---------
           Total minimum lease payments                     3,652
           Less amounts applicable to interest               (537)
           Less current portion                            (1,220)
                                                        ---------
           Long-term portion                            $   1,895
                                                        =========


License and Royalty Agreement

  In November 1996, the Company and the corporate inventor of OverVoice (the Corporate Inventor) entered into a license agreement that provided the Company with an option to acquire an exclusive license to use, make, sub-license or sell the OverVoice technology, subject only to certain geographical and pre-existing contract limitations described in the license agreement. The Company paid $50,000 for this option and an additional $50,000 when it exercised its option to acquire the license in April 1997. Unless the Company terminates the license agreement, it will remain in effect until the lapse of the last patent existing at the time of the agreement or any additional patents filed during the term. Following the exercise of the option, the Company agreed to expend up to $200,000 for research and development efforts to design and build a system that incorporated the patented technology, and to hire the individual inventor of OverVoice (Individual Inventor) for a two year consulting contract.

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

  The Company had minimum annual royalty obligations to the Corporate Inventor of $150,000 for 1999, $200,000 for 2000, and increasing to a maximum of $250,000 per year during the remainder of the agreement, unless the license agreement is terminated at the Company's option.

  In August 1997, the Corporate Inventor and the Company signed an amendment that states that the Company would advance funds for approved expenses related to patent applications. As of December 31, 1998, 1999 and 2000, respectively, the Company has recorded notes receivables for patent fund advances (after reserve for bad debts) totaling $82,000, $188,000 and $88,000, respectively.

  In a January 1999 amendment, the Company and the Corporate Inventor agreed to transfer 50% of the patent ownership to the Company.

Litigation

  From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in connection with the business.

  The Company is currently involved in a number of legal proceedings, some of which, as described below, could have a material adverse effect on the business, financial position, results of operations or cash flows. Additionally, the Company's present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume management time and resources. There can be no assurance concerning the outcome of any current or future legal proceedings or claims.

  In January 2001, Science Applications International Corporation (SAIC), one of the Company's larger accounts payable creditors, filed a complaint against the Company in the Superior Court for the State of California, County of San Diego for non-payment of outstanding invoices totaling approximately $14,800,000. Most of the charges related to labor for hotel and multi-family building installations during 2000. All of the invoiced amounts are recorded as current liabilities on the Company's December 31, 2000 consolidated balance sheet. Prior to the filing of the lawsuit, the Company had been discussing a number of disputed items with SAIC, and had also been discussing a renegotiation of the payment terms, once invoice amounts were accepted. In addition, SAIC filed a request and was granted a right to attach order by the court against the $40.5 million escrow established in connection with the CAISSoft sale to Cisco for the amount of SAIC's claim. This attachment order prevents the escrow trustee from disbursing any funds directly to the Company, and instructs the trustee to remit any released escrow funds to the court, to be held by the court until the resolution of SAIC's lawsuit. The Company filed an answer to the complaint in March 2001 and also filed a cross-complaint, alleging that SAIC breached its contract with the Company and made false representations and promises without any intent to perform. The Company is currently negotiating with SAIC for a resolution of the complaint, which would allow removal of the escrow attachment.

  The Company is a defendant in a lawsuit filed in January 2001 in the U.S. District Court for Central District Court of California, Santa Ana Division by an officer of its wholly-owned subsidiary, Business Anywhere and his wife. The plaintiffs were the primary stockholders of Business Anywhere prior to its purchase by the Company and the officer is currently the General Manager of that business unit. The lawsuit alleges breach by the Company of the merger agreement in which the former shareholders of Business Anywhere sold their interests, as well as breach by the Company of his employment agreement, and seeks damages of approximately $5,300,000. The Company has filed a Petition to Compel Arbitration of all of the plaintiff's claims and a companion motion to stay the action pending the outcome of the arbitration, should one be ordered. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  The Company is a respondent in a demand for arbitration filed in January 2001, with the American Arbitration Association by Sholodge Franchise Systems, Inc. (Sholodge). Sholodge seeks approximately $5,000,000 in damages, alleging that the Company breached an agreement to provide high-speed Internet services to its hotel franchisees. A hearing is scheduled in the matter in late April 2001. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  The Company was named as a defendant in an action filed by eFront Media, Inc. (eFront) in the California Superior Court, County of Orange, in February 2001. The lawsuit alleges breach by the Company of certain Internet web services agreements, as a result of the Company's alleged failure to properly service web sites owned and maintained by the plaintiff, and seeks damages in excess of $4,700,000, in addition to interest and attorney's fees. A response to the complaint is not yet due to the Court. In addition, the Company filed a collection action for approximately $800,000 in February 2001 against eFront in the Alexandria Division of the United States District Court for the Eastern District of Virginia for non-payment of contractual web services obligations. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  In February 2001, Prudential Securities Incorporated (Prudential), successor in interest to Volpe Brown Whelan and Co., LLC (Volpe), filed a complaint against the Company for breach of a contract between Volpe and the Company to provide certain investment banking and related services. Prudential alleges that the Company failed to pay Volpe for its services, and seeks approximately $3,600,000, plus interest. In March 2001, the Company filed an answer to the complaint and also filed a counterclaim for $15,000,000 against Prudential for breach of contract, fraudulent misrepresentation and negligent misrepresentation. No discovery has been conducted in this case, and an initial scheduling hearing is scheduled for May 2001. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  The Company was named as a defendant in a complaint filed in January 2001 in the U.S. District Court for the Northern District of Texas by VirtuaLINC Corporation. The complaint seeks damages in an amount as yet undertermined, but alleged to be in excess of $10,000,000, for alleged breach of contract, tortious interference by the Company with contract, breach of fiduciary duty and tortious interference with prospective business relations. The complaint has not yet been served on the Company. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

  The Company has also received legal correspondence from several trade creditors regarding the timing of payment of past due accounts payable balances. All amounts are recorded as current liabilities in the December 31, 2000 consolidated balance sheet. The Company is in discussions with these vendors regarding the resolution of certain disputes relating to these charges and the timing of the payments.

  The Company has also received correspondence from several hotel and multi-family entities regarding its contractual obligations under master or individual contracts to provide high-speed Internet service to properties. As a result of the change in business strategy due to limited capital availability, the Company has notified the owners of many installed properties that they will be discontinuing service in the near future. In addition, the Company has indicated that it is no longer financially possible to install service in new
properties.   Although the Company believes that the amount of financial damages to properties is minimal due to low usage penetration and low revenue share percentages, the Company cannot predict whether any of these property owners will decide to file suit in the future.

Network Capacity

  The Company and Qwest entered into a twenty-year Indefeasible Right of Use
(IRU) agreement, dated as of September 28, 1999. The Company purchased

--------------------------------------------------------------------------------
DRAFT                                                                    Page 48
approximately $44 million of capacity on Qwest's fiber network, of which approximately $14.5 million is included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 1999 and 2000. The Qwest capacity will support the delivery of the Company's network services to 29 metropolitan areas across the United States.

  The Company has received correspondence from Qwest, notifying the Company that it is in default of its IRU agreement and requesting payment of the outstanding balance of $14.5 million. Qwest has also asserted that the Company's failure to pay the obligation could result in termination of the IRU agreement. The Company is in discussions with Qwest regarding a renegotiation of the payment obligation and terms.

11. Segment Reporting

  The Company has two reportable segments: visitor-based and multi-family networks (Networks) and Internet Services (see Note 1). Networks includes operations related to the Company's provision of broadband Internet services to hospitality and multi-family properties and also the Company's wholly-owned subsidiaries, CAIS Software Solutions and Business Anywhere. Internet Services includes the operations related to the Company's provision of its DSL services, web hosting, dial up and traditional Internet connectivity solutions. The accounting principles of the segments are the same as those applied in the consolidated financial statements. Since the Company's capital expenditures in 2000 were driven by expected growth in the networks segment, the revenues and costs of the Internet services segment are being reported on an incremental basis, without any allocations of shared network expenses and corporate overhead.


--------------------------------------------------------------------------------
DRAFT                                                                    Page 49

   The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands):

                                                              Year Ended December 31, 1998
                                                 -------------------------------------------------------
                                                                      Internet
                                                    Networks          Services            Consolidated
                                                 --------------    -------------         ---------------
   Net revenues                                  $           37    $       5,278         $         5,315
   Depreciation and amortization                              7            1,263                   1,270
   Interest income (expense), net                         (323)            (778)                 (1,101)
   Segment losses                                       (3,590)          (8,667)                (12,257)
   Segment assets                                           882            2,404                   3,286
   Expenditures for segment assets                        1,272            1,537                   2,809


                                                              Year Ended December 31, 1999
                                                 -------------------------------------------------------
                                                                      Internet
                                                    Networks          Services            Consolidated
                                                 --------------    -------------         ---------------
   Net revenues                                  $        3,417    $       7,367         $        10,784
   Depreciation and amortization                          7,666                -                   7,666
   Interest income (expense), net                         1,021               14                   1,035
   Segment losses                                      (46,236)          (6,201)                (52,437)
   Segment assets                                       143,929            2,389                 146,318
   Expenditures for segment assets                       90,152                -                  90,152


                                                              Year Ended December 31, 2000
                                                 -------------------------------------------------------
                                                                      Internet
                                                    Networks          Services            Consolidated
                                                 --------------    -------------         ---------------
   Net revenues                                  $       17,306    $      14,650         $        31,956
   Depreciation and amortization                         37,620              669                  38,289
   Interest income (expense), net                        (9,695)            (774)                (10,469)
   Segment losses                                      (255,900)         (20,434)               (276,334)
   Segment assets                                        89,898            6,145                  96,043
   Expenditures for segment assets                      161,570            1,365                 162,935



  The following is a reconciliation of the reportable segments' losses and assets to the Company's consolidated totals (in thousands):

                                                                   Years Ended December 31,
                                                      ----------------------------------------------------
                                                          1998              1999                2000
                                                      -------------     --------------      --------------
Losses
Total losses for reportable segments                     $ (12,257)          $(52,437)          $(276,334)
Provision for income taxes                                       -                  -                (196)
Income (loss) from discontinued operations                    (671)              (340)                  -
Extraordinary item                                               -               (551)                  -
                                                      -------------     --------------      --------------
Consolidated net loss                                    $ (12,928)          $(53,328)          $(276,530)
                                                      =============     ==============      ==============

--------------------------------------------------------------------------------
                                                                         Page 50

                                                                                  December 31,
                                                                             ------------------------
                                                                               1999            2000
                                                                             --------         -------
Assets
Total assets for reportable segments                                         $146,318         $96,043
Total current assets, excluding reportable segment assets                      34,680          73,756
Deferred financing and offering costs, net                                      1,499           1,036
Receivable from officers                                                          450               -
Restricted cash                                                                     -          40,500
Other long term assets                                                          3,806           5,731
                                                                             --------        --------
Consolidated total assets                                                    $186,753        $217,066
                                                                             ========        ========

12. Regulatory Matters

  At the present time, ISPs like the Company are not subject to direct regulation by the Federal Communications Commission (FCC) even though they provide Internet access through transmission over public telephone lines. However, as the growth of the Internet industry continues, there has been considerable discussion and debate about whether the industry should be subjected to regulation. This regulation could include universal service subsidies for local telephone services and enhanced communications systems for schools, libraries and certain health care providers. Local telephone companies could be allowed to charge ISPs for the use of their local telephone network to originate calls, similar to charges currently assessed on long distance telecommunications companies. In addition, many state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and excise taxes.


13. Spin-off/Discontinued Operations:

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





                                                              Date of Spin-Off
                                            December 31, 1998 February 12, 1999
                                            ----------------- -----------------
                                                                 (Unaudited)

Balance Sheets
Cash.......................................      $    21           $    1
Accounts receivable, net of allowance for
 doubtful accounts of $1,450 and $1,395,
 respectively..............................        2,224            2,129
Notes receivable, current..................          530              437
Advances receivable from CAIS..............        5,342            4,941
Prepaid expenses and other assets..........           53               59
                                                 -------           ------
  Total current assets.....................        8,170            7,567
Property and equipment, net of accumulated
 depreciation of $3,142 and $3,201,
 respectively..............................        1,305            1,260
Notes receivable, net of current portion...          607              632
Other noncurrent assets....................           24               27
                                                 -------           ------
  Total assets.............................      $10,106           $9,486
                                                 =======           ======
Accounts payable and accrued liabilities...      $ 5,410           $4,827
Borrowings under receivable-based
 financing.................................        2,714            3,027
Current portion of capital leases..........           81               77
                                                 -------           ------
  Total current liabilities................        8,205            7,931
Notes payable to related party.............        2,100            1,450
Accrued interest to related party..........          411              --
Capital leases, net of current portion.....           69               62
Other liabilities..........................           21              --
                                                 -------           ------
  Total liabilities........................       10,806            9,443
                                                 -------           ------
Owners' (deficit) equity...................         (700)              43
                                                 -------           ------
  Total liabilities and owners' (deficit)
   equity..................................      $10,106           $9,486
                                                 =======           ======
Statement of Changes in Owners' (Deficit)
 Equity
Beginning owners' deficit, January 1,
 1999......................................                        $ (700)
Conversion of related party debt to
 equity....................................                         1,083
Net loss...................................                          (340)
                                                                   ------
Ending owners' equity, February 12, 1999...                        $   43
                                                                   ======


   A summary of results for the discontinued operations are as follows (in thousands). There was no activity for Cleartel included in the Company's financials for the year ended December 31, 2000:


                                                       Years Ended
                                                       December 31,
                                                   ------------------
                                                     1998     1999
                                                   --------  --------

   Statements of Operations:
   Net revenues................................... $ 27,424  $ 2,340
   Operating expenses:
     Cost of revenues.............................   17,880    1,748
     Selling, general, and administrative.........    8,996      796
     Depreciation and amortization................      519       58
                                                   --------  --------
       Total operating expenses...................   27,395    2,602
                                                   --------  --------
   Income (loss) from operations..................       29     (262)
   Interest expense, net..........................      734       78
                                                   --------  --------
   Income (loss) before taxes.....................     (705)    (340)
   (Provision) benefit for state taxes............       34      --
                                                   --------  --------
   Net income (loss).............................. $   (671) $  (340)
                                                   ========  ========



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

  During the years ended December 31, 1998 and 1999, the Company and Cleartel shared certain support services such as bookkeeping, information systems, and advertising and marketing support. After the spin-off of Cleartel in February 1999, the Company provided these services at cost plus a fixed percentage until Cleartel replaced those services with its own services in 1999. Amounts charged for services are included as an offset to the respective operating expenses in the accompanying statements of operations. A summary of these transactions is as follows (in thousands, unaudited):


                                                     Years Ended
                                                     December 31,
                                                   -----------------
                                                     1998     1999
                                                   -------- --------

   Bookkeeping, MIS, advertising, and marketing
    support....................................... $    227 $    141
   Office lease................................... $    164 $     40


  There was a minimal amount of shared services between Cleartel and the Company during the year ended December 31, 2001.

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

--------------------------------------------------------------------------------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a. Documents filed as a part of this report.

1. Financial Statements

See Index to Financial Statements on page 30.

2. Financial Statement Schedules


                                   SCHEDULE II

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                 (in thousands)

                                                             Balance at          Charged to
                                                            Beginning of         Costs and                               Balance
                     Description                                Year              Expenses        Deductions (a)        End of Year
           -------------------------------                  ------------         ------------     --------------        -----------
1998       Allowance for doubtful accounts                          $ 179              $   80           $  (122)                137
1999       Allowance for doubtful accounts                            137                 552              (440)                249
2000       Allowance for doubtful accounts                            249               7,694            (4,107)              3,836

1998       Valuation allowance on receivables from officers             -                   -                 -                   -
1999       Valuation allowance on receivables from officers             -                   -                 -                   -
2000       Valuation allowance on receivables from officers             -                 450                 -                 450


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

--------------------------------------------------------------------------------

  On May 31, 2000, the Company filed a Current Report on Form 8-K for the purpose of providing additional pro forma financial information required in the Company's Form S-3 registration statement to be filed with the Securities and Exchange Commission on June 1, 2000 with respect to the acquisition of Atcom on September 2, 1999.

 On October 20, 2000, the Company filed a Current Report on Form 8-K with respect to the definitive agreement with Cisco Systems, Inc. to sell its broadband subscriber management software business of CAIS Software Solutions, Inc. (CAISSoft). On December 19, 2000, the Company filed an amendment on Form 8-K/A for the purpose of including pro forma financial information with respect to such sale.

--------------------------------------------------------------------------------

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

                                          CAIS Internet, Inc.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

   /s/ Ulysses G. Auger, II            Chairman of the Board         April 16, 2001
______________________________________
       Ulysses G. Auger, II

   /s/ William M. Caldwell, IV         Vice Chairman of the Board    April 16, 2001
______________________________________
       William M. Caldwell, IV

   /s/ Michael Lee                     President and                 April 16, 2001
______________________________________  Chief Executive Officer
       Michael Lee

   /s/ Andrew P. Hines                 Chief Operating Officer       April 16, 2001
______________________________________  and Chief Financial Officer
       Andrew P. Hines                  (Principal Financial and
                                        Accounting Officer)

   /s/ S. Theodore Ammon               Director                      April 16, 2001
______________________________________
       S. Theodore Ammon

   /s/ Vernon Fotheringham             Director                      April 16, 2001
______________________________________
       Vernon Fotheringham

   /s/ James H. Greene, Jr.            Director                      April 16, 2001
______________________________________
       James H. Greene, Jr.

   /s/ Richard F. Levin                Director                      April 16, 2001
______________________________________
       Richard F. Levin

   /s/ Alexander Navab, Jr.            Director                      April 16, 2001
______________________________________
       Alexander Navab, Jr.

  /s/ John K. Saer, Jr.                Director                      April 16, 2001
______________________________________
       John K. Saer, Jr.

--------------------------------------------------------------------------------

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX

Exhibit
   No.    Description
 -------- -----------

       2.1 Agreement of Merger among the Company, CAIS, Inc. and CGX2 Merger Corp., dated October 2, 1998. (1)

       2.2 Amended and Restated Agreement and Plan of Merger, dated as of August 4, 1999, by and among the Registrant, CIAM Corp., and Atcom, Inc. (3)

       2.3 Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated as of September 1, 1999, by and among the Registrant, CIAM Corp., Atcom, Inc. (3)

       2.4 Agreement and Plan of Merger, dated as of September 7, 1999, by and among the Company, Business Anywhere, USA, Inc., and CIBA Merger Corporation., Kim Kao and Amy Hsiao. (6)

       2.5 Amendment No. 3 to the Amended and Restated Agreement and Plan of Merger, dated as of September 1999, by and among the Registrant, CIAM Corp., and Atcom, Inc. (7)

       2.6 Asset Purchase Agreement by and among Cisco Systems, Inc., CAIS Internet, Inc., CAIS Software Solutions, Inc., and CAIS, Inc. dated October 19, 2000 (10)

       2.7 Escrow Agreement by and among State Street Bank and Trust Company of California, N.A., Cisco Systems, Inc, CAIS Internet, Inc., a Delaware corporation, CAIS Software Solutions, Inc., and CAIS, Inc. dated October 19, 2000 (10)

       2.8 Software License Agreement entered into by and between Cisco Systems, Inc. and CAIS, Inc. (10)

       3.2 Certificate of Incorporation: Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Registration Statement. (1)

       3.4 By-Laws: Amended and Restated By-Laws of the Company incorporated by reference to Exhibit 3.2 to the Registration Statement. (1)

       4.1  Specimen Common Stock Certificate. (1)

       4.2 Warrant Agreement by and among CAIS Internet, Inc., CAIS, Inc., Cleartel Communications, Inc. and ING (U.S.) Capital Corporation, Inc., dated September 4, 1998. (1)

       4.3 Certificate of Designation of Series C Preferred Stock of CAIS Internet, Inc. (4)

       4.4 Common Stock Warrant, among CAIS Internet, Inc. and Chancery Lane, L.P., dated February 19, 1999. (1)

       4.5 Common Stock Warrant, among CAIS Internet, Inc. and CAIS-Sandler Partners, L.P., dated February 19, 1999. (1)

       4.6 Common Stock Warrant, among CAIS Internet, Inc. and Hilton Hotels Corporation, dated April 22, 1999. (1)

       4.7 Warrant Agreement, among CAIS Internet, Inc. and Hilton Hotels Corporation, dated April 22, 1999. (1)

       4.8 Common Stock Warrant, among CAIS Internet, Inc. and U.S. Telesource, Inc., dated as of October 27, 1999. (4)

--------------------------------------------------------------------------------

       4.9 Certified Certificate of Amendment of Certificate of Designation of Series filed in Delaware. (4)

       4.10 Form of Certificate of Designation of Series D Preferred Stock of CAIS Internet, Inc. (6)

       4.11 Form of Certificate of Designation of Series E Preferred Stock of CAIS Internet, Inc. (6)

       4.12 Common Stock Warrant Agreement among CAIS Internet, Inc. and Bass Hotels & Resorts, Inc. dated February 1, 2000. (6)

       4.13 Certificate of Designation of Series and Determination of Rights and Preferences of Series G Convertible Preferred Stock of CAIS Internet, Inc. (9)

       4.14 Registration Rights Agreement, dated as of March 20, 2000, by and between CAIS Internet, Inc. and 3Com Corporation. (9)

       4.15 Series G Preferred Stock Purchase Agreement, dated as of March 20, 2000, by and between CAIS Internet, Inc. and 3Com Corporation. (9)

       4.16 Certificate of Designation of Series and Determination of Rights and Preferences of Series F Convertible Participating Preferred Stock of CAIS Internet, Inc. (9)

       4.17 Series F Convertible Participating Preferred Stock Purchase Agreement, dated as of April 28, 2000, by and between CAIS Internet, Inc. and Microsoft Corporation. (9)

       4.18 Registration Rights Agreement, dated as of April 28, 2000, by and between CAIS Internet, Inc. and Microsoft Corporation. (9)

       4.19 Initial Common Stock Warrant among CAIS Internet, Inc. and Microsoft Corporation, dated April 28, 2000. (9)

       4.20 Conditional Common Stock Warrant among CAIS Internet, Inc. and Microsoft Corporation, dated April 28, 2000. (9)

       4.21 Common Stock Warrant Agreement among CAIS Internet, Inc. and Cooper Hotel Services, Inc., dated June 9, 2000. (9)

       4.22 Warrant Agreement dated as of October 25, 2000 among CAIS Internet, INC., CII Ventures II LLC, Ulysses G. Auger II and R. Theodore Ammon. (10)

       4.23 Form of Stock Option Agreement dated December 1, 2000 by and between CAIS Internet, Inc. and Wendell S. Nye.

       4.24 Form of Stock Option Agreement dated December 1, 2000 by and between CAIS Internet, Inc. and Peter Van Horne.

       4.25 Form of Stock Option Agreement dated December 1, 2000 by and between CAIS Internet, Inc. and Thomas Caldwell.

       4.26 Form of Stock Option Agreement dated December 1, 2000 by and between CAIS Internet, Inc. and Steven Wimsatt.

       4.27 Form of Stock Option Agreement dated December 1, 2000 by and between CAIS Internet, Inc. and William Humphreys.

     p 10.1 Agreement for Cooperative Use of Communication Patents, Purchase of an Option to Obtain Intellectual Property Rights, among Inline Connection Corporation and CAIS, Inc., dated November 5, 1996. (1)

       10.2 Letter Agreement Extending Option Period provided in the Agreement for Cooperative Use of Communication Patents, among Inline Connection Corporation and CAIS, Inc., dated February 28, 1997. (1)

       10.3 Letter Exercising Option Pursuant to Agreement for Cooperative Use of Communication Patents, among Inline Connection Corporation and CAIS, Inc., dated April 4, 1997. (1)

       10.4 Amended and Restated Employment Agreement, among CAIS, Inc. and Evans K. Anderson, dated June 3, 1997. (1)

       10.5 Deed of Lease, among Ramay Family Partnership and CAIS, Inc., dated July 28, 1997. (1)

       10.6 Letter Amendment Agreement to Agreement for Cooperative Use of Communication Patents, among Inline Connection Corporation and CAIS, Inc., dated August 1, 1997. (1)

       10.7 Amended and Restated Employment Agreement, among CAIS, Inc. and William M. Caldwell, IV, dated September 8, 1997. (1)

       10.8  Letter Amendment Agreement to Agreement for Cooperative Use of

--------------------------------------------------------------------------------

             Communication Patents, among Inline Connection Corporation and CAIS, Inc., dated October 21, 1997. (1)

       10.9 CAIS Internet Services Agreement, among CAIS, Inc. and Hongkong Telecom, dated October 24, 1997. (1)

      10.10 Collaboration on IPORT Market Trial Agreement, among CAIS, Inc. and Microsoft Corporation, dated February 18, 1998. (1)

      10.11 Investment Agreement, among the Company, CAIS, Inc. and R. Theodore Ammon, dated April 22, 1998. (1)

      10.12 Credit Agreement by ING (U.S.) Capital LLC to the Company, CAIS, Inc. and certain of the Company's affiliates, dated September 4, 1998. (1)

    p 10.13 CAIS IPORT Integrator License Agreement, among CAIS and ATCOM, Inc. d/b/a ATCOM/INFO dated September 10, 1998. (1)

      10.14 Exchange Agreement, among the Company, the limited partners of Cleartel LP, Cleartel, Inc. and the shareholders of Cleartel, Inc., dated October 2, 1998. (1)

      10.15 Assignment and Assumption Agreement and Release, among the Company, CAIS, Inc. and William M. Caldwell, IV, dated October 2, 1998. (1)

      10.16 Assignment and Assumption Agreement and Release, among the Company, CAIS, Inc. and Evans K. Anderson, dated October 2, 1998. (1)

      10.17 Employment Agreement, among the Company and Laura Neuman, dated June 29, 1998. (1)

      10.18 Letter Amendment Agreement to Agreement for Cooperative Use of Communication Patents, among Inline Connection Corporation and CAIS, Inc., dated March 4, 1998. (1)

      10.19 Deed of Lease, among Ramay Family Partnership and CAIS, Inc., dated May 28, 1998. (1)

    p 10.20 Marketing Associate Solution Alliance Agreement, among CAIS, Inc. and Unisys Corporation, dated November 11, 1998. (1)

      10.21 Office Building Lease for 1255 22nd Street, among 1255 22nd Street Associates Limited Partnership and the Company, dated November 21, 1998. (1)

    p 10.22 Master License Agreement for High Speed Internet Service, among Hilton Hotels Corporation and CAIS, Inc., dated December 23, 1998.
             (1)

    p 10.23 Marketing/Administration Fund and Incentive Agreement, among Hilton Hotels Corporation and CAIS, Inc., dated December 23, 1998. (1)

      10.24 Application Transfer for Inline PCT Serial No. PCT/US97/12045, among Inline Connection Corporation and CAIS, Inc., dated January 6, 1999. (1)

      10.25 Assignment of USSN 08/893,403 and PCT/US97/12045, among Inline Connection Corporation and CAIS, Inc., dated January 6, 1999. (1)

      10.26 Settlement Agreement, among CAIS, Inc. and Terk Technologies Corp., dated January 24, 1999. (1)

      10.27 Letter Amendment Agreement to Agreement for Cooperative Use of Communication Patents among Inline Connection Corporation and CAIS, Inc., dated January 26, 1999. (1)

      10.28 Assignment of 50% of Certain Patent Properties, among Inline Connection Corporation and CAIS, Inc., dated January 26, 1999. (1)

      10.29 Assignment of Certain Trademarks, among Cleartel Communications, Inc. and CAIS, Inc., dated February 9, 1999. (1)

      10.30 The Company's Amended and Restated 1998 Equity Incentive Plan, dated February 12, 1999. (1)

--------------------------------------------------------------------------------

      10.31 Amendment No. 1 to Credit Agreement by ING (U.S.) Capital LLC to the Company, CAIS, Inc. and certain of the Company's affiliates for $7,000,000, dated February 12, 1999. (1)

     p10.32 Agreement for High Speed Internet Access Service in Multiple
            Dwelling Units, among CAIS, Inc. and OnePoint Communications Corp., dated February 19, 1999. (1)

      10.33 Series A Preferred Stock and Warrant Purchase Agreement, among CAIS Internet, Inc., Chancery Lane, L.P. and CAIS-Sandler Partners, L.P., dated February 19, 1999. (1)

      10.34 Stockholders Agreement among CAIS Internet, Inc., Chancery Lane, L.P. and CAIS-Sandler Partners, L.P., dated February 19, 1999. (1)

      10.35 Amendment to Amended and Restated Employment Agreement, among the Company, CAIS, Inc. and Evans K. Anderson, dated February 22, 1999.
            (1)

      10.36 Amendment to Amended and Restated Employment Agreement, among the Company, CAIS, Inc. and William M. Caldwell, IV, dated February 22, 1999. (1)

      10.37 Global Purchase Agreement between CAIS, Inc. and Nortel Networks, Inc., dated April 1, 1999. (2)

     p10.38 First Amendment to Master License Agreement, among Hilton Hotels
            Corporation, CAIS Internet, Inc. and CAIS, Inc. dated April 23, 1999. (1)

     p10.39 First Amendment to Marketing/Administration Fund and Incentive
            Agreement, among Hilton Hotels Corporation and CAIS, Inc., dated April 23, 1999. (1)

      10.40 Letter Agreement for the Hilton Hotel Digital Entertainment Fund, among Hilton Hotels Corporation and CAIS Internet, Inc., dated April 23, 1999. (1)

      10.41 Credit Agreement by and among CAIS, Inc. and Nortel Networks Inc., dated June 4, 1999. (2)

      10.42 Guaranty Agreement by the Company in favor of Nortel Networks Inc., dated June 4, 1999. (2)

      10.43 Security Agreement by and among CAIS, Inc. and Nortel Networks Inc., dated June 4, 1999. (2)

      10.44 Security Agreement by and among the Company and Cisco Systems Capital Corporation, dated June 30, 1999. (2)

      10.45 Security Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June 30, 1999. (2)

      10.46 Guaranty Agreement by the Company in favor of Cisco Systems Capital Corporation, dated June 30, 1999. (2)

      10.47 Credit Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June 30, 1999. (2)

      10.48 Registration Rights and Lock-Up Agreement, dated as of August 4, 1999, by and among the Registrant and the shareholders of Atcom, Inc. listed therein. (3)

      10.49 First Amendment to Credit Agreement, made and entered into effective September 7, 1999 by and among the Company and Nortel Networks, Inc.
            (4)

      10.51 Registration Rights and Lock-Up Agreement by and among the Registrant, Kim Kao and Amy Hsiao, dated as of September 7, 1999.
            (6)

      10.52 Series C Preferred Stock Purchase Agreement between CAIS Internet, Inc. and U.S. Telesource, Inc. dated September 29, 1999. (4)

      10.53 First Amendment, dated October 27, 1999, to Registration Rights and Lock-Up Agreement dated September 29, 1999. (4)

      10.54 Form of First Amendment, dated December 2, 1999, to Credit Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June 30, 1999. (6)

      10.55 Form of First Amendment to Guaranty, dated as of December 2, 1999, between CAIS Internet, Inc. and Cisco Systems Capital Corporation.
              (6)

      10.56 Borrower Consent for First Amendment to Guaranty Dated December 2, 1999 By and Between CAIS, Inc. and Cisco Systems Capital Corporation. (6)

      10.57 Preferred Stock Purchase Agreement between CAIS, Inc. and CII Ventures LLC, dated as of December 20, 1999. (6)

      10.58 Voting Agreement between CII Ventures LLC and certain holders of the Registrant's common stock, dated as of December 20, 1999. (6)

      10.59 Form of Office Lease by and between CAIS, Inc. and Ames Center, L.C., dated , 1999. (6)

      10.60 Form of Amendment to Office Lease by and between CAIS, Inc. and Ames Center, L.C., dated November 18, 1999. (6)

      10.61 Second Amendment to Office Lease by and between CAIS, Inc. and Ames Center, L.C., dated March 1, 2000. (6)

      10.62 Form of Stockholders Agreement between the Registrant and CII Ventures LLC, dated as of , 2000. (6)

      10.63 Asset Purchase Agreement between the Registrant, CAIS Software Solutions, Inc., and QuickATM, dated March 15, 2000. (6)

      10.64 Form of Registration Rights Agreement, dated as of March 15, 2000 by and among the Registrant and QuickATM, Inc. (6)

      10.65 Form of Bill of Sale, Assignment and Assumption Agreement as of March 15, 2000 by and between CAIS Software Solutions, Inc. and QuickATM, LLC. (6)

      10.66 Second Amendment, dated March 20, 2000, to Credit Agreement by and among CAIS, Inc. and Cisco Systems Capital Corporation, dated June 30, 1999. (6)

      10.67 Amendment No. 3 to the Registration Rights and Lock-Up Agreement, dated as of August 4, by and among the Registrant and the shareholders of Atcom, Inc. listed therein. (7)

      10.68 Credit Agreement dated as of October 25, 2000, among CAIS Internet, Inc., the Lenders party hereto, and CII Ventures II LLC, as Administrative Agent. (10)

      10.69.1 Form of employment agreement effective October 1, 2000 between CAIS Internet, Inc. and Andrew Hines.

      10.70 Form of offer of employment dated March 15, 2001 between CAIS Internet, Inc. and Michael Lee.

      10.71 Form of offer of employment dated March 15, 2001 between CAIS Internet, Inc. and Amit Rikhy.

       21.1   List of Subsidiaries. (1)

       23.1   Consent of Arthur Andersen LLP

       99.1   Financial Statements of Atcom, Inc. (4)

       99.2   Unaudited Pro Forma Condensed Combined Financial Information. (4)

       99.3   Unaudited Pro Forma Condensed Combined Financial Information. (8)

       99.4   Unaudited Pro Forma Condensed Combined Financial Information. (11)

--------
 p Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the SEC.

(1) Incorporated by reference from the Registration Statement on Form S-1 of the Registrant (Registration No. 333-72769) filed with the Commission on May 19, 1999, as amended.

 (2) Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on August 16, 1999.

 (3) Incorporated by reference from the Registrant's current report on Form 8-K filed with the Commission on September 17, 1999.

 (4) Incorporated by reference from the Registrant's amended current report on Form 8-K/A filed with the Commission on November 12, 1999.

 (5) Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

 (6) Incorporated by reference from the Registrant's annual report on Form 10-K filed with the Commission on March 21, 2000.

 (7) Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on May 15, 2000.

 (8) Incorporated by reference from the Registrant's current report on Form 8-K filed with the Commission on May 31, 2000.

 (9) Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on August 14, 2000.

(10) Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on November 14, 2000.

(11) Incorporated by reference from the Registrant's amended current report on Form 8-K/A filed with the Commission on December 19, 2000.