Form 10-K/A
period 2000-12-31
CAIS INTERNET INC
filed 2001-04-30
CIK 1078404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             _____________________

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the Fiscal Year ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission file number: 000-26103

                             _____________________

                              CAIS INTERNET, INC.
            (Exact name of registrant as specified in its charter)



            Delaware                                     52-2066769
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


       1255 22nd Street, N.W., Fourth Floor, Washington, D.C.      20037
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of our common stock on April 9, 2001, the aggregate market value of common stock held by nonaffiliates of the Registrant was $8,474,659.

The number of shares of the Registrant's common stock outstanding as of April 9, 2001 was 23,656,790.

                              CAIS INTERNET, INC.

                                  FORM 10-K/A

                  For the Fiscal Year Ended December 31, 2000

                                     INDEX



                                                                           Page
                                                                           ----
PART III

Item 10.  Directors and Executive Officers of the Registrant..............   3
Item 11.  Executive Compensation..........................................   6
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   8
Item 13.  Certain Relationships and Related Transactions..................  10
Signatures................................................................  13

                               Introductory Note

  This amendment on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on April 16, 2001, and is being filed solely to include in Registrant's Annual Report on Form 10-K the information required by Part III of Form 10-K. This Amendment does not amend or alter the information set forth in Parts I, II or IV of Registrant's Annual Report on Form 10-K filed on April 16, 2001 and, accordingly, this information is not included in the Amendment.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

                       Directors and Executive Officers

  The directors and executive officers of the Company and certain of the officers of the Company's subsidiaries, their ages, and summaries of their respective business experiences are set forth below:

Name                          Age   Position
----                          ---   --------
Michael Lee.................   39   President, Chief Executive Officer and Director
Andrew P. Hines.............   61   Chief Operating Officer and Chief Financial Officer
Michael Abbott..............   41   Chief Technology Officer
Peter Benedict..............   35   Senior Vice President, Marketing
Russell Helmick.............   31   Vice President of Information Technology
Kim Kao.....................   38   Vice President, Business Anywhere
Michael Martinez............   35   Senior Vice President, Hospitality
Amit Rikhy..................   36   Senior Vice President, Strategic Planning
Stephen R. Roberts..........   41   Senior Vice President, Data Connectivity Sales
Ulysses G. Auger, II........   48   Chairman of the Board
William M. Caldwell, IV.....   53   Vice Chairman of the Board
R. Theodore Ammon(1)(2).....   51   Director
Vernon L. Fotheringham(1)...   52   Director
James H. Greene, Jr.(1).....   50   Director
Richard F. Levin(1)(2)......   48   Director
Alexander Navab Jr.(2)......   35   Director
John K. Saer, Jr............   44   Director

--------

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

  Michael Lee has served as President and Chief Executive Officer of CAIS Internet since March 2001. Mr. Lee has more than 12 years of experience in the high technology and Internet industries. Most recently, Mr. Lee was Chief Business Development Officer at TelePacific Communications, a Los Angeles-based next generation integrated communications provider of converged voice and data services to businesses in the western United States. Mr. Lee also served as Chief Technology Officer of TelePacific and was one of its original employees since the founding of the Company.

  Prior to joining TelePacific, Mr. Lee founded DigitalVelocity(TM), a Los Angeles-based Internet Service Provider that provides superior connectivity to multiple backbone carriers. Mr. Lee developed network methodology, marketing, and operational plans, and assembled a technical and management team to fully develop and deploy the service. DigitalVelocity(TM) was successfully launched in Los Angeles in 1998 and was merged with TelePacific in January 1999. Previously, Mr. Lee was a principal at CERFnet, one of the original commercial ISP's in 1994. CERFnet was acquired by TCG, which was later acquired by AT&T. Subsequent to this acquisition, Mr. Lee served as National Director of Internet Sales for AT&T CERFnet.

  Andrew Hines has served as Chief Operating Officer and Chief Financial Officer of CAIS Internet since October 2000. Mr. Hines is responsible for financial and operational strategies for CAIS Internet. Prior to joining CAIS, Mr. Hines held various senior executive positions at both Fortune 100 and entrepreneurial companies, directing operational and strategic aspects of global business. He is a Certified Public Accountant.

  Michael Abbott joined CAIS in January 2000 and is currently the Chief Technology Officer. Previously he served as the Company's Director and Vice President of Engineering. Prior to CAIS, Mr. Abbott was director of ISM security and e-business at INTELSAT, the world's largest commercial satellite service provider, where he was both senior technical officer and senior systems engineering architect. At INTELSAT, Mr. Abbott had also served as the company's manager of network engineering and operations. Prior to INTELSAT Abbott held technology positions at ACT, Systems Engineering and Management Associates and the Defense Communications Support Group.

  Peter Benedict has served as the Company's Senior Vice President of Marketing since March 2001. Mr. Benedict has a wealth of experience in developing and executing comprehensive public relations and marketing programs with a variety of established and startup communications companies. Most recently Mr. Benedict was the Director of Product Marketing at Tachion Networks. He has experience running media and analyst relations, having launched and promoted a wide variety of service provider data solutions including Internet protocal (IP) telephony, multi-service access, ATM/frame relay, Internet access management, virtual private network (VPN) policy management and dial/broadband remote access services.

  Russell Helmick has served as the Company's Vice President of Information Technology since April 2001. Mr. Helmick was employed by CAIS from TelePacific Communications with over 10 years experience in Information Technology. At TelePacific, Mr. Helmick was the team leader in developing sales automation tools, order management and internal help systems. His department was also responsible for back office communications systems such as corporate messaging, file, print, database and backup servers, running on both Windows NT and Unix systems. Mr. Helmick also developed the company's customer workflow automation and information processing systems, supporting the quality assurance (QA) department environment, and designed a bug tracking and enhancement request system.

  Kim Y. Kao is Vice President and General Manager of Business Anywhere USA, Inc. Prior to the Company's acquisition of Business Anywhere USA, Inc., he was President and Chief Executive Officer of Business Anywhere, USA, Inc. and Logic Micro Systems, Inc from 1991 to 1999. Prior to co-founding Logic Micro Systems, he held senior positions at Mattel Toys and Armor All Products.

  Michael Martinez has served as the Company's Senior Vice President for Hospitality Sales since April 2001. Mr. Martinez has 12 years experience in the computer and telecommunications industries. In his most recent position as VP of Alternate Channels at TelePacific Communications, Mr. Martinez was responsible for all channel activities, including strategic partnerships, hospitality services, multi-dwelling units, agents, alternate channel sales and processes, business plans, marketing strategies, and operations relationships.

  Amit Rikhy has served as the Company's Senior Vice President of Strategic Planning since March 2001. Mr. Rikhy joined CAIS with over 14 years of domestic and international experience in corporate finance, strategy, mergers and acquisitions, and business development. Mr. Rikhy most recently comes from TelePacific Communications where he was acting CFO and Vice President of Corporate Development. He was responsible for all aspects of the finance department, including financial development activities, reporting, budgeting, and analysis. Mr. Rikhy has also managed finance and equity investment activities, including capital raising, strategic partnerships, due diligence, and negotiations.

  Stephen R. Roberts has served as Senior Vice President, Data Connectivity Sales for CAIS Internet since November 1999. Mr. Roberts served as the President of Cleartel Communications, Inc., a telecommunications company, from February 1999 until joining CAIS in November 1999. Mr. Roberts previously was Cleartel's Vice President of Sales and General Manager. Mr. Roberts has 16 years experience in the telecommunications industry including a variety of sales and sales management positions.

  Ulysses G. Auger, II has served as the Chairman of the Board since January 1998, and was the Company's Chief Executive Officer from January 1998 to October 2000. Mr. Auger has an extensive background in the telecommunications industry, and is a three-term member of the Board of Directors of Comptel, a telecommunications industry trade association with approximately 225 member companies. Until February 1999, Mr. Auger chaired Comptel's IP Committee, which was formed to address Internet issues affecting the telecommunications industry. In 1987, Mr. Auger founded Cleartel Communications, Inc. and has served as a director since July 1987. Mr. Auger also served as President of Cleartel from August 1987 to June 1988, and then again from June 1990 to February 1999.

  William M. Caldwell, IV has served as a member of the Board of CAIS Internet since January 1998 and of CAIS, Inc. since May 1996, as CAIS Internet's Vice Chairman from January 1998 to February 1999 and as CAIS Internet's and CAIS, Inc.'s President beginning February 1999 and as Chief Executive Officer from October 2000 to March 2001. Mr. Caldwell also served as the Vice Chairman of CAIS, Inc. and Cleartel Communications, Inc. from September 1997 to February 1999. Since June 1995, Mr. Caldwell also has served as a member of the Board of Directors of Cleartel. Prior to joining CAIS, Inc. and Cleartel, from 1993 to August 1997, Mr. Caldwell served as President of Digital Satellite Broadcasting Corporation. Prior to 1993, Mr. Caldwell founded The Union Jack Group, an investment banking advisory firm, and served as a Vice President in Corporate Finance at Kidder Peabody. In addition, Mr. Caldwell also has served as both President and Chief Financial Officer of Van Vorst Industries, an international home furnishing manufacturer; as Vice President of Marketing for Flying Tiger Line, Inc., one of the world's largest all-cargo air carriers before its acquisition by Federal Express Corporation; and as a consultant with Booz Allen, Hamilton Inc. Mr. Caldwell currently sits on the Board of Directors for both Lee Pharmaceuticals and King Koil Franchising, Inc.

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

  John K. Saer, Jr. has served as a director of the Company since March 2001 and has been an executive of KRR since 2001. Prior to joining KKR in 2001, Mr. Saer was the Chief Financial Officer of KSL Recreation Corporation, a KKR sponsored company organized in 1992 as a management buildup. He joined KSL Recreation in 1993, initially serving as Vice President of Business Development and Acquisitions. Mr. Saer replaced Ulysses G. Auger, Sr. on the board.

  All officers serve at the discretion of the Board.

  Pursuant to the terms of a Stockholders Agreement dated December 20, 1999 (the "CII Stockholders Agreement") between the Company and CII Ventures LLC ("CII Ventures"), a limited liability company affiliated with Kohlberg Kravis Roberts & Co. L.P., the Board was expanded from six persons to eight persons, and CII Ventures was granted the right to nominate two members of the Board ("Investor Directors"). CII Ventures also was granted a right to increase the Board to nine persons and to nominate a third Investor Director. Messrs, James
H. Greene, Jr., Alexander Navab, Jr., and John K. Saer, Jr. are principals of KKR and/or its affiliates. The terms of the Stockholders Agreement further provide that, in addition to any other Board or Stockholder action that may be required, the written consent of at least one Investor Director will be required to take certain corporate governance actions with respect to the Company, its securities, certain transactions, or certain changes to the Company's Certificate of Incorporation or Bylaws. CII Ventures' right to designate nominees as Investor to require the consent of at least one Investor Director to certain of the Company's activities is dependent on CII Ventures' continuing to own specified percentages of the Company's Common Stock.

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

  Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% Stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal 2000.


Item 11. Executive Compensation

  The following table sets forth certain summary information concerning compensation for services in all capacities awarded to, earned by or paid to, each of the individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2000, each of the four other most highly compensated executive officers, whose total cash and cash equivalent compensation exceeded $100,000, and two additional individuals who would have been among the four most highly compensated executive officers during fiscal 2000 but were not employed by the Company at the end of fiscal 2000. Each of the Company's officers received perquisites and other personal benefits in addition to salary and bonuses. The aggregate amount of these perquisites and other personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for any of the persons listed in this chart for 2000.

                                                             ANNUAL COMPENSATION                  LONG TERM COMPENSATION AWARDS
                                                             -------------------                  -----------------------------
                                                                                  Other Annual      Securities
                                                        Salary        Bonus       Compensation      Underlying        All Other
  Name and Principal Position               Year         ($)           ($)             ($)          Options (#)      Compensation
-------------------------------------       ----       -------       -------      ------------      -----------      ------------
Ulysses G. Auger, II (1)                    2000       270,481       125,000           -                    -              -
  Chairman of the Board and                 1999       339,253        50,000           -                    -              -
   Chief Executive Officer                  1998       280,140        28,000           -                    -              -

William M. Caldwell, IV (2)                 2000       317,885       125,000           -                100,000            -
  Vice Chairman of the Board and            1999       263,462        50,000           -                    -              -
   Chief Executive Officer                  1998       237,498 (3)       -             -                    -              -

Evans K. Anderson (4)                       2000       271,442       100,000           -                 80,000            -
  Executive Vice President                  1999       242,309        50,000           -                 20,000            -
   of Sales and Marketing                   1998       179,956           -             -                135,800            -

Gary Rabin (5)                              2000       242,883       100,000           -                 80,000            -
  Executive Vice President                  1999       134,225           -             -                340,000            -
   of Finance and Strategic Planning

Kevin Brand (6)                             2000       225,000        50,000           -                    -              -
  Executive Vice President of Operations    1999        17,308           -             -                200,000            -

Stephen Price (7)                           2000       170,000        90,000           -                 60,000            -
  Vice President of Business Development    1999       115,385           -             -                180,000            -

Wendell S. Nye (8)                          2000       230,841       309,583           -                120,783            -
  Executive Vice President of               1999        72,396           -             -                338,825            -
    CAIS Internet and President of
    CAIS Software Solutions, Inc.

Thomas Caldwell (9)                         2000       154,671       273,012           -                 86,470            -
  Vice President of Engineering and         1999        46,161           -             -                 73,295            -
  Design of CAIS Software Solutions, Inc.

(1)  Mr. Auger ceased being Chief Executive Officer in October 2000.
(2)  Mr. Caldwell ceased being Chief Executive Officer in March 2001.
(3) During 1998, Mr. Caldwell received a base salary of $176,922 for services performed in 1998 and $60,576 in deferred income for services performed in 1997.
(4) Mr. Anderson ceased being Executive Vice President of Sales and Marketing in April 2001.
(5) Mr. Rabin ceased being Executive Vice President of Finance and Strategic Planning in February 2001.
(6) Mr. Brand ceased being Executive Vice President of Operations in February 2001.
(7)  Mr. Price ceased being Vice President of Business Development in March
     2001.
(8) Mr. Nye ceased being Executive Vice President of CAIS Internet and President of CAIS Software Solutions, Inc. in December 2000.
(9) Mr. Caldwell ceased being Vice President of Engineering and Design of CAIS Software Solutions, Inc. in December 2000.

                      Options Granted in Fiscal Year 2000

  The following table sets forth certain information regarding options to acquire Common Stock granted to each of the individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2000, each of the four other most highly compensated executive officers, whose total cash and cash equivalent compensation exceeded $100,000 and two additional individuals who would have been among the four most highly compensated executive officers during fixed 2000 but were not employed by the Company at the end of fiscal 2000. There were no stock appreciation rights granted in 2000. The assumed rates of growth were selected for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of stock prices. No gain to the Recipients is possible without an increase in stock prices, which will benefit all Stockholders.

                                                                                                             Potential
                                                                                                            Realizable
                                                                                                         Value at Assumed
                                                                                                         Annual Rates of
                                  Number of       Percent of                                               Stock Price
                                 Securities         Total                                                Appreciation for
                                 Underlying        Options        Exercise                                Option Term (1)
                                  Options        Granted in         Price                            ------------------------
Name                              Granted        Fiscal Year        ($/sh)      Expiration Date       5% ($)         10% ($)
----------------------------     ----------      -----------      --------      ---------------      --------      ----------
Ulysses G. Auger, II                    -              -              -                 -                -                -

William M. Caldwell, IV             100,000            5.8          12.00        April 17, 2010       754,674       1,912,491

Evans K. Anderson                    80,000            4.6          12.00        April 17, 2010       603,739       1,529,993

Gary Rabin                           80,000            4.6          12.00        April 17, 2010       603,739       1,529,993

Kevin Brand                             -              -              -                 -                 -               -

Stephen Price                        60,000            3.5           4.31      November 1, 2010       162,632         412,142

Wendell S. Nye                       15,783            0.9          12.00        April 17, 2010       119,110         301,848
Wendell S. Nye                      105,000            6.1           3.00      December 1, 2005        87,029         192,311

Thomas Caldwell                       9,470            0.5          12.00        April 17, 2010        71,468         181,113
Thomas Caldwell                      77,000            4.4           3.00      December 1, 2005        63,821         141,028

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

                         Fiscal Year End Option Values

  The following table sets forth certain information regarding unexercised options held by each of the individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2000, and each of the four other most highly compensated executive officers, whose total cash and cash equivalent compensation exceeded $100,000 and two additional individuals who would have been among the four most highly compensated executive officers during fiscal 2000 but were not employed by the Company at the end of fiscal 2000. Mr. Price exercised 15,000 options in 2000. The calculations of the value of unexercised options are based on the difference between the closing price of the Company's Common Stock of $0.9688 per share on the NASDAQ National Market System on December 29, 2000, and the exercise price of each option, multiplied by the number of shares covered by the option.


                                           Number of Securities                         Value of Unexercised
                                          Underlying Unexercised                            In-the-Money
                                      Options at Fiscal Year End (#)                Options at Fiscal Year End ($)
                                     -------------------------------                ------------------------------
Name                                 Exercisable       Unexercisable                Exercisable       Unexercisable
-----------------------              -----------       -------------                -----------       -------------
Ulysses G. Auger, II                         -                   -                         -                    -
William M. Caldwell, IV                1,275,441             408,902                       -                    -
Evans K. Anderson                        175,039             362,181                       -                    -
Gary Rabin                               113,332             186,668                       -                    -
Kevin Brand                               50,000             150,000                       -                    -
Stephen Price                             45,000             180,000                       -                    -
Wendell S. Nye                           170,275                 -                         -                    -
Thomas Caldwell                           87,922                 -                       141                    -

                             Employment Agreements

    Mr. Gary Rabin ceased being Executive Vice President of Finance and Strategic Planning in February 2001. Mr. Rabin and the Company entered into a severance agreement in February 2001 under which the Company paid Mr. Rabin $50,000 in severance pay and forgave all principal and accrued interest payable by Mr. Rabin to the Company under the terms of a $400,000 promissory note. Mr. Brand ceased being Executive Vice President of Operations in February 2001. Mr. Brand and the Company entered into a severance agreement in February 2001 whereby the Company agreed to pay Mr. Brand $131,250 in severance pay which will be fully paid by June 30, 2001. Mr. Price ceased being Vice President of Business Development in March 2001. In November 2000, Mr. Price and the Company entered into an amendment to Mr. Price's employment agreement under which the Company paid Mr. Price $50,000 as year 2000 cash bonus compensation and severance pay of $93,750.


                            Directors' Compensation

  Non-employee Board members were reimbursed for their reasonable expenses incurred in connection with attending Board meetings in 2000. Non-employee Board members received no additional compensation for attending Board meetings, or otherwise in connection with the performance of their duties in 2000. Non-employee Board members are eligible to receive option grants under the Company's Amended and Restated 1998 Equity Incentive Plan, however, no such options were granted to non-employee Board members in 2000. The Company anticipates no increase in such directors' compensation during fiscal 2001.

          Compensation Committee Interlocks And Insider Participation

  The Compensation Committee of the Board of Directors was expanded in February, 2000 from three members to four, and currently consists of Messrs. Levin, Fotheringham, Ammon and Greene. No member of the Committee was at any time during fiscal 2000 or at any other time an officer or employee of the Company.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of April 25, 2001 the number and percentage of outstanding shares of Common Stock and Preferred Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the executive officers of the Company required to be disclosed pursuant to Item 403(b) of Regulation S-K, and (d) all directors and executive officers of the Company as a group.






                                         Shares of Common Stock       Percent of    Shares of Preferred Stock         Percent of
Name and Address of Beneficial Owner     Beneficially Owned(1)       Common Stock     Beneficially Owned (1)       Preferred Stock
-----------------------------------      ----------------------      ------------   -------------------------      ---------------

CII Ventures LLC                                   7,994,825   (3)          25.3%                7,589,794  (4)              97.6%
  c/o Kohlberg Kravis Roberts & Co. L.P.
  9 W. 57th Street
  New York, NY  10019 (2)
Microsoft Corporation                              1,740,273   (5)           6.9%                   41,767  (6)               0.5%
  One Microsoft Way
  Redmond, WA  98052
U.S. Telesource, Inc.                              1,750,000   (8)           6.9%                  125,000  (9)               1.6%
  700 Qwest Tower
  555 Seventeenth Street
  Denver, CO  80202 (7)
Ulysses G. Auger II                                5,166,674  (10)          21.6%
William M. Caldwell, IV                            1,300,441  (11)           5.2%
Evans K. Anderson                                    395,986  (12)           1.6%
Gary Rabin                                                 -                    *
Kevin Brand                                           25,000  (13)              *
Stephen Price                                         60,000  (14)              *
Wendell S. Nye                                       167,919  (15)              *
Thomas Caldwell                                       99,946  (16)              *
R. Theodore Ammon                                  3,559,620  (17)          14.5%
Vernon L. Fotheringham                                15,000  (18)              *
James H. Greene, Jr.                                       -                    *
Richard F. Levin                                      15,000  (18)              *
Alexander Navab, Jr.                                  12,500                    *
John K. Saer, Jr.                                          -                    *
Ulysses G. Auger, Sr.                              4,808,704                20.3%

All directors and executive                       11,324,119  (19)          42.0%
officers as a group of 22 persons

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

 (3) Comprises 7,994,825 shares of Common Stock issuable upon conversion of shares of Series D Stock (based on a conversion ratio of approximately
     0.8484 of one share of Common Stock for each issued and outstanding share of Series D Stock), and warrants to purchase 1,555,000 shares of Common Stock.

 (4) Comprises 7,589,794 shares of Series D Stock.

 (5) Comprises 1,740,273 shares of Common Stock issuable upon the conversion of 41,767 shares of Series F Stock.

 (6) Comprises 41,767 shares of Series F Stock.

 (7) Information based upon Schedule 13D filed by U.S. Telesource, Inc. ("USTI"), Qwest Communications Corporation ("Qwest Communications"), Qwest Corporation ("Qwest"), Qwest Communications International Inc. ("QCI"), Anshutz Company ("Anshutz Company") and Philip F. Anshutz ("Anshutz"). USTI is a Delaware corporation and a direct wholly-owned subsidiary of Qwest Communications. Qwest Communications is a Delaware corporation and a direct wholly-owned subsidiary of Qwest. Qwest is a Colorado corporation and is a direct wholly-owned subsidiary of QCI. QCI is a publicly traded Delaware corporation. Anshutz Company is a Delaware corporation and the beneficial owner of approximately 39% of the outstanding shares of QCI. Anshutz is the beneficial owner of 100% of the capital stock of Anshutz Company. USTI's, Qwest Communication's, Qwest's, QCI's, Anshutz Company's and Anshutz's principal and business address is 555 17th Street, Denver, Colorado 80202.

 (8) Includes 1,250,000 shares of Common Stock issuable upon conversion of 125,000 shares of Series C Stock owned by USTI and 500,000 shares of Common Stock issuable upon exercise of a warrant owned by USTI.

 (9) Comprises 125,000 shares of Series C Stock.

(10) Comprises 4,824,214 shares of Common Stock, 97,460 shares of Common Stock held in family trusts, and warrants to purchase 255,000 shares of Common Stock.

(11) Comprises 1,300,441 shares of Common Stock that may be acquired by Mr. William Caldwell, IV upon the exercise of currently exercisable options.

(12) Comprises 395,986 shares of Common Stock that may be acquired by Mr. Anderson upon the exercise of currently exercisable options.

(13) Comprises 25,000 shares of Common Stock that may be acquired by Mr. Brand upon the exercise of currently exercisable options.

(14) Comprises 60,000 shares of Common Stock that may be acquired by Mr. Price upon the exercise of currently exercisable options.

(15) Includes 105,000 shares of Common Stock that may be acquired by Mr. Nye upon the exercise of currently exercisable options.

(16) Includes 77,000 shares of Common Stock that may be acquired by Mr. Thomas Caldwell upon the exercise of currently exercisable options.

(17) Includes 833,140 shares of Common Stock that may be may be acquired by Mr. Ammon upon the exercise of currently exercisable warrants and options.

(18) Includes 15,000 shares of Common Stock that may be acquired upon the exercise of currently exercisable options.

(19) Includes 3,183,400 shares of Common Stock that may be acquired upon the exercise of currently exercisable options.

Item 13. Certain Relationships and Related Transactions

Bridge Loan

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

Real Property Leases

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

  The building is approximately 45% owned by Ulysses G. Auger, Sr., a former director of the Company, and his wife. The Company believes that the terms of the lease, including the rental rate, are at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

Executive Officer Loans

  In June 1999, the Company advanced a $400,000 unsecured loan to Gary Rabin, former Executive Vice President of Finance and Strategic Planning executives as part of Mr. Rabin's employment contract. The Company provided a valuation reserve against the loan in the fourth quarter of 2000 and forgave the note upon the resignation of Mr. Rabin in lieu of contractual severance payments in 2001. In December 1999, the Company advanced a $50,000 unsecured loan to Stephen R. Roberts, Senior Vice President, Data Connectivity Sales. In lieu of bonus payments, the Company did not require the loan to be repaid and it was written off in the fourth quarter of 2000.

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

                              CAIS Internet, Inc.


          Signature                         Capacity                       Date
          ---------                         --------                       ----
   /s/ Ulysses G. Auger, II                 Chairman of the Board          April 30, 2001
-----------------------------------
       Ulysses G. Auger, II

   /s/ William M. Caldwell, IV              Vice Chairman of the Board     April 30, 2001
-----------------------------------
       William M. Caldwell, IV

   /s/ Michael Lee                          President and Chief            April 30, 2001
___________________________________          Executive Officer
       Michael Lee

   /s/ Andrew P. Hines                     Chief Operating Officer         April 30, 2001
___________________________________         and Chief Financial Officer
       Andrew P. Hines                      (Principal Financial and
                                            Accounting Officer)

   /s/ R. Theodore Ammon                   Director                        April 30, 2001
-----------------------------------
       R. Theodore Ammon

   /s/ Vernon Fotheringham                 Director                        April 30, 2001
-----------------------------------
       Vernon Fotheringham

   /s/ James H. Greene, Jr.                Director                        April 30, 2001
-----------------------------------
       James H. Greene, Jr.

   /s/ Richard F. Levin                    Director                        April 30, 2001
-----------------------------------
       Richard F. Levin

   /s/ Alexander Navab, Jr.                Director                        April 30, 2001
-----------------------------------
       Alexander Navab, Jr.

   /s/ John K. Saer, Jr.                   Director                        April 30, 2001
-----------------------------------
       John K. Saer, Jr.