Form 10-Q
period 2001-03-31
CAIS INTERNET INC
filed 2001-05-17
CIK 1078404

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 2001

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

Title of each class
-------------------
Common Stock, $.01 par value
23,656,790 shares outstanding on May 1, 2001

                              CAIS INTERNET, INC.
                                   FORM 10-Q
                 For the Quarterly Period Ended March 31, 2001

                                     INDEX



                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of March 31, 2001 and
        December 31, 2000.............................................    4

        Consolidated Condensed Statements of Operations for the Three
        Months Ended March 31, 2001 and 2000..........................    5

        Consolidated Condensed Statements of Changes in Stockholders'
        Deficit for the Three Months Ended March 31, 2001.............    6

        Consolidated Condensed Statements of Cash Flows for the Three
        Months Ended March 31, 2001 and 2000..........................    7

        Notes to Consolidated Condensed Financial Statements..........    8

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations................   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk....   22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................   22

Item 2. Changes in Securities and Use of Proceeds.....................   24

Item 6. Exhibits and Reports on Form 8-K..............................   24

Signatures............................................................   25

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The factors discussed below under the caption "Risks and Other Important Factors," among others, and in the Company's 2000 Annual Report on Form 10-K could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

  This Quarterly Report on Form 10-Q contains trademarks of the Registrant and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to the Company, CAIS Internet, CAIS or the Registrant are to CAIS Internet, Inc. and its subsidiaries.


                              CAIS INTERNET, INC.
                     Consolidated Condensed Balance Sheets
                     (in thousands, except share amounts)



                                                                                         March 31, 2001     December 31, 2000
                                                                                        ---------------     -----------------
                                                                                          (Unaudited)
Current assets
      Cash and cash equivalents..................................................         $  18,310            $  68,646
      Accounts receivable, net of allowance for doubtful
        accounts of $3,764 and $3,836, respectively..............................             7,593                3,706
      Prepaid expenses and other current assets..................................             7,796                8,010
                                                                                          ---------             --------
         Total current assets....................................................            33,699               80,362

Property and equipment, net......................................................            82,066               82,287
Deferred debt financing costs, net...............................................               784                1,036
Intangible assets and goodwill, net..............................................             6,127                6,848
Restricted cash..................................................................            40,500               40,500
Other assets.....................................................................             5,960                6,033
                                                                                          ---------             --------
         Total assets............................................................         $ 169,136             $217,066
                                                                                          =========             ========
Current liabilities
      Accounts payable and accrued expenses......................................         $  71,559             $100,479
      Current portion of long-term debt and vendor promissory notes..............            43,603               40,960
      Current portion of obligations under capital lease.........................               675                1,220
      Unearned revenues..........................................................               355                  232
                                                                                          ---------             --------
         Total current liabilities...............................................           116,192              142,891

Vendor promissory notes, net of current portion..................................            25,581               19,977
Deferred gain on sale of assets..................................................            40,500               40,500
Capital lease obligations, net of current portion................................             1,703                1,895
Other long-term liabilities......................................................             1,665                1,765
                                                                                          ---------             --------
         Total liabilities.......................................................           185,641              207,028
                                                                                          ---------             --------
Series C cumulative mandatory redeemable convertible preferred stock;
      $0.01 par value; 125,000 shares authorized, issued and outstanding
      (aggregate liquidation preference of $15,000)..............................            15,000               15,000
                                                                                          ---------             --------
Series D cumulative mandatory redeemable convertible preferred stock;
      $0.01 par value; 9,620,393 shares authorized; 7,367,123 shares issued and outstanding (aggregate liquidation preference of $106,492 and
      $104,945, respectively)....................................................           106,492              104,945
                                                                                          ---------             --------
Series F cumulative mandatory redeemable convertible preferred stock;
      $0.01 par value; 56,617 shares authorized; 40,342 shares
      issued and outstanding (aggregate liquidation preference of $41,872 and
      $41,166, respectively).....................................................            41,872               41,166
                                                                                          ---------             --------
Series G cumulative mandatory redeemable convertible preferred stock;
      $0.01 par value; 28,051 shares authorized; 20,270 shares
      issued and outstanding (aggregate liquidation preference of $20,929 and
      $20,625, respectively).....................................................            20,929               20,625
                                                                                          ---------             --------
Commitments and contingencies (Note 4)

Stockholders' deficit
      Common stock, $0.01 par value; 100,000,000 shares authorized;
        24,303,259 and 24,289,722 shares issued and 23,656,790 and 23,643,253
        shares outstanding, respectively.........................................               243                  243
      Additional paid-in capital.................................................           223,928              223,925
      Warrants outstanding.......................................................            63,376               63,376
      Deferred compensation......................................................              (629)              (1,014)
      Treasury stock, 646,469 shares of common stock.............................           (17,073)             (17,073)
      Accumulated deficit........................................................          (470,643)            (441,155)
                                                                                          ---------             --------
         Total stockholders' deficit.............................................          (200,798)            (171,698)
                                                                                          ---------             --------
         Total liabilities and stockholders' deficit.............................         $ 169,136             $217,066
                                                                                          =========             ========

The accompanying notes are an integral part of these consolidated condensed balance sheets.


                              CAIS INTERNET, INC.
                Consolidated Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                          Three Months Ended
                                                                                March 31,
                                                                           2001         2000
                                                                          ------       ------
Net revenues:
       Data connectivity.........................................       $  7,626     $  2,806
       Hospitality...............................................          2,379        1,139
       Equipment/software........................................             66        2,922
                                                                        --------     --------
         Total net revenues......................................         10,071        6,867
                                                                        --------     --------
Cost of revenues:
       Data connectivity.........................................          6,409        2,769
       Hospitality...............................................          7,080        2,191
       Equipment/software........................................             47        1,052
                                                                        --------     --------
         Total cost of revenues..................................         13,536        6,012
                                                                        --------     --------
Operating expenses:
       Selling, general and administrative.......................         15,278       18,486
       Research and development..................................            241        1,185
       Depreciation and amortization.............................          3,769        5,752
       Non-cash compensation.....................................            385          419
       Impairment of long-lived assets...........................          2,350           --
                                                                        --------     --------
         Total operating expenses................................         22,023       25,842
                                                                        --------     --------
Loss from operations.............................................        (25,488)     (24,987)

Interest income (expense), net:
       Interest income...........................................            904          655
       Interest expense..........................................         (2,028)        (317)
                                                                        --------     --------
         Total interest income (expense), net....................         (1,124)         338
                                                                        --------     --------
Net loss.........................................................        (26,612)     (24,649)
       Dividends and accretion on preferred stock................         (2,876)     (58,848)
                                                                        --------     --------
Net loss attributable to common stockholders.....................       $(29,488)    $(83,497)
                                                                        ========     ========
Basic and diluted loss per share attributable to common
 stockholders....................................................       $  (1.25)    $  (3.64)
                                                                        ========     ========

Basic and diluted weighted-average shares outstanding............         23,650       22,918
                                                                        ========     ========

The accompanying notes are an integral part of these consolidated condensed statements.


                              CAIS INTERNET, INC.
                      Consolidated Condensed Statement of
                       Changes in Stockholders' Deficit
                                (in thousands)
                                  (unaudited)

                                                               Redeemable Convertible Preferred Stock
                         -----------------------------------------------------------------------------------------------------------
                               Series C                  Series D                      Series F                      Series G
                         -----------------------------------------------------------------------------------------------------------
                          Shares       Amount       Shares        Amount          Shares         Amount         Shares       Amount
                         --------   ----------     --------     ----------     ----------     -----------     --------      --------
December 31, 2000.......     125     $ 15,000         7,367       $104,945            40       $  41,166            20     $  20,625
 Accrued and
  cash dividends on
  preferred shares.......     --           --            --          1,547            --             706            --           304
 Exercise of stock
  options................     --           --            --             --            --              --            --            --
 Amortization of
  unearned compensation..     --           --            --             --            --              --            --            --
 Net loss................     --           --            --             --            --              --            --            --
                           -----     --------      --------       --------      --------       ---------      --------     ---------
March 31, 2001...........    125      $15,000         7,367       $106,492            40       $  41,872            20      $ 20,929
                           =====     ========      ========       ========      ========       =========      ========     =========

                                                                                                                         (continued)


                                                                Stockholders' Deficit
                       ------------------------------------------------------------------------------------------------------
                       Common Stock       Additional
                       ------------        Paid-In       Warrants        Deferred      Treasury     Accumulated
                       Shares   Par        Capital      Outstanding    Compensation     Stock         Deficit         Total
                       ------  -----     -----------    -----------    ------------   ---------    -----------      ---------
December 31, 2000...   24,290  $ 243      $223,925       $ 63,376        $(1,014)     $(17,073)     $(441,155)      $(171,698)
 Accrued and cash
  dividends on
  preferred shares..       --     --            --             --             --            --         (2,876)         (2,876)
 Exercise of stock
  options...........       13     --             3             --             --            --             --               3
 Amortization of
  unearned
  compensation......       --     --            --             --            385            --             --             385
 Net loss...........       --     --            --             --             --            --        (26,612)        (26,612)
                       ------  -----      --------       --------        -------      --------      ---------       ---------
March 31, 2001......   24,303  $ 243      $223,928       $ 63,376        $  (629)     $(17,073)     $(470,643)      $(200,798)
                       ======  =====      ========       ========        =======      ========      =========       =========

                                                                                                                         (concluded)

The accompanying notes are an integral part of these consolidated condensed statements.


                              CAIS INTERNET, INC.
                Consolidated Condensed Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  2001          2000
                                                                                 ------        ------
Cash flows from operating activities:
   Net loss...........................................................         $(26,612)      $(24,649)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Non-cash compensation.............................................              385            419
    Amortization of debt discount and deferred debt
     financing costs..................................................              252            123
    Impairment of long-lived assets...................................            2,350             --
    Depreciation and amortization.....................................            3,769          5,752
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
      Accounts receivable, net........................................           (3,887)          (859)
      Prepaid expenses and other current assets.......................           (2,266)        (1,960)
      Other assets....................................................               76           (291)
      Accounts payable and accrued expenses...........................          (20,207)        (2,065)
      Unearned revenues...............................................              123            193
      Other long-term liabilities.....................................             (100)           (30)
                                                                               --------       --------
        Net cash used in operating activities.........................          (46,117)       (23,367)
                                                                               --------       --------
Cash flows from investing activities:
   Purchases of property and equipment................................           (2,827)       (28,730)
   Purchases of restricted investments................................               --         (3,865)
   Purchases of short-term investments................................               --        (12,846)
   Cash paid for acquisitions/investments.............................             (392)        (1,189)
   Payment of visitor-based and multi-family network
    contract rights...................................................               --         (3,190)
   Proceeds from sale of investments..................................            1,280             --
   Net advances on notes receivable...................................             (536)            --
   Net payments received on related party accounts receivable.........               --             25
                                                                               --------        -------
        Net cash used in investing activities.........................           (2,475)       (49,795)
                                                                               --------       --------
Cash flows from financing activities:
   Borrowings under long-term debt....................................               --         14,848
   Repayments under long-term debt....................................           (1,010)            --
   Principal  payments under capital lease obligations................             (737)          (131)
   Net proceeds from issuance of Series D preferred stock.............               --         67,588
   Proceeds from issuance of common stock.............................                3            689
                                                                               --------       --------
        Net cash (used in) provided by financing activities...........           (1,744)        82,994
                                                                               --------       --------
Net (decrease) increase in cash and cash equivalents..................          (50,336)         9,832
Cash and cash equivalents, beginning of period........................           68,646         17,120
                                                                               --------       --------
Cash and cash equivalents, end of period..............................         $ 18,310       $ 26,952
                                                                               ========       ========

The accompanying notes are an integral part of these consolidated condensed statements.

                              CAIS INTERNET, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (unaudited)

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

     During the fourth quarter of 2000, the Company commenced a complete strategic review of its business lines, including analysis of capital deployment and profitability. The Company determined that the projected revenues from hotel and multi-family properties were insufficient to continue operating many of these properties in a cost effective manner. In response to this analysis and changing equity market conditions, the Company determined that its new strategy would focus on a restructuring of the Company's business goals to capitalize on its already existing network bandwidth investment by expanding the core Data Connectivity segment data broadband solutions of digital subscriber line (DSL), always-on bandwidth access, web hosting services, colocation, and virtual private network (VPN). The Company believes that focusing on these areas will have the effect of reducing operating losses, conserving capital, and maximizing shareholder value.

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

Going Concern and Other Important Risk Factors

     The Company has suffered significant losses and negative cash flows from operations since inception. These operating losses and negative cash flows are expected to continue for additional periods in the future. At March 31, 2001, current liabilities exceeded current assets by approximately $82,493,000. For the three months ended March 31, 2001, the Company incurred a net loss and negative cash flows from operations of approximately $26,612,000 and $46,117,000, respectively, and has negative stockholders' equity of approximately $200,798,000 at March 31, 2001. If the Company is unable to raise additional capital before the end of the second quarter of 2001, the Company may not be able to meet its projected obligations for fiscal year 2001. As a result of this material uncertainty, there is substantial doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time.

     Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. Although management believes it has the ability to generate additional equity and cash through such financing transactions, those transactions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional financing and adequate cash, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, regulations, dependence on effective billing and information systems, intense competition, continued operations of its major suppliers, and rapid technological change. The DSL industry is suffering from significant operating losses and limited capital availability. The continued viability of these suppliers is critical to the Company's future business plans. In addition to the need for capital, the Company's future plans are substantially dependent on the ability to transition the Company to its new business model and eliminate operating losses as soon as possible. There can be no assurance that the Company will be successful in its efforts.


2.   Summary of Significant Accounting Policies:

Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

Consolidated Condensed Financial Statements

     The consolidated condensed financial statements include the results of the Company and its wholly-owned subsidiaries. These results include CAIS, Inc., CAIS Software Solutions (CAISSoft) formerly known as Atcom, Inc. (Atcom) and Business Anywhere USA, Inc. (Business Anywhere) for all periods presented. All significant inter-company transactions and accounts have been eliminated. Substantially all of the assets of CAISSoft were sold in December 2000.

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

     Basic and diluted loss per share is based on the weighted-average number of shares of common stock outstanding during the period. Stock options, warrants and preferred shares are not reflected in diluted loss per share since their effect would be antidilutive. As of March 31, 2001, there were options and warrants to purchase approximately 9,527,000 shares of common stock, and Series C, D, F and G preferred shares which, upon their conversion, would cause the issuance of approximately 9,745,000 shares of common stock.

Comprehensive Income

    Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting of Comprehensive Income", requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income", reported net loss is the same as "comprehensive loss" for the three months ended March 31, 2001 and 2000.

Recently Adopted Accounting Pronouncements

     The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," in July 1999. SFAS No. 133 is effective January 1, 2001. The statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial position for the quarter ended March 31, 2001.

Excess of Cost over Net Assets Acquired (Goodwill)

     Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Atcom and Business Anywhere in September 1999, Hub Internet Services, Inc. (Hub Internet) in February 2000, and QuickATM, LLC (QuickATM) in March 2000. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and acquired intangibles was approximately $654,000 and $3,693,000 for the three months ended March 31, 2001 and 2000, respectively.

Hospitality and Multi-family Contract Rights

     The Company made up-front contract payments in 1999 and 2000 to its hospitality and multi-family contract partners in connection with entering into long-term master agreements. These payments give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net balance of these payments was zero as of March 31, 2001 and December 31, 2000 as the Company wrote off approximately $20,283,000 of intangible assets related to contract rights in the fourth quarter of 2000 as part of the impairment of long-lived assets analysis. Prior to the fourth quarter of 2000, the payments were amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the three months ended March 31, 2001 and 2000 was approximately $67,000 and $670,000, respectively. The Company does not plan to make any payments for contract rights in the future.

Non-cash Compensation

     The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. The Company has recognized non-cash compensation expense on certain stock options granted to management in 1997, 1998 and 1999 at exercise prices less than the estimated fair market value at the dates of the grants. The non-cash compensation expense is recorded over the vesting periods of the options and was approximately $385,000 and $419,000 for the three months ended March 31, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

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

     In the fourth quarter of 2000, the Company recorded a write down of approximately $161,187,000 for fixed assets and $20,283,000 for intangible contract rights related to the Company's hospitality segment. In connection with the termination of service to properties in 2001, the Company may incur additional impairment charges. Management believes that such cost could be as high as $7,000,000 and would be recognized upon the incurrence of such charges.

     During the fourth quarter of 2000, the Company invested $1,200,000 in a hospitality portal media venture and committed to invest an additional $1,150,000 into the entity. During the first quarter of 2001, the Company invested $967,000 into the entity pursuant to its commitment. Management has determined this investment to be impaired based on revised cash flow prospects of the entity. Accordingly, an impairment charge of $2,350,000 was recognized in the quarter ended March 31, 2001 which includes the Company's remaining obligation to the entity.

3.   Financing and Debt:

     The Company and Nortel Networks Inc. (Nortel) entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of March 31, 2001 and December 31, 2000, the Company had an outstanding balance of approximately $11.1 million and $12.1 million under this credit facility, respectively. The facility required the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

  In November 2000, the credit facility was amended such that the maximum borrowings were limited to approximately $16,100,000. The amendment also terminated borrowing availability as of November 30, 2000, modified the repayment terms, and increased the interest rate on the facility to LIBOR plus 6% (11.57% - 13.00% at March 31, 2001). If the Company raises a minimum of
$75 million in debt or equity while any balance is outstanding, the Company agreed to pay any remaining balance due to Nortel at that time. The Company repaid $4,000,000 of the outstanding balance in December 2000 and is required to repay the remaining balance in equal monthly installments over the 2001 calendar year. Although the Company made the January 2001 payment of approximately $1,010,000, the Company has not made the required payments for February and March 2001, and is in default under the agreement. The Company has received a Notice of Default from Nortel, and is in discussions with Nortel regarding a resolution of the current default status.

     The Company and Cisco Systems Capital Corporation (Cisco Capital) entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of March 31, 2001 and December 31, 2000, the Company had borrowed approximately $26.5 million under this credit facility. Borrowings outstanding as of March 31, 2001 incur interest at approximately 12.4 percent. Borrowings under the facility were permitted during the first two years of the facility provided the Company met certain financial performance requirements, including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco Capital will have a second priority lien. As of March 31, 2001, the Company was not in compliance with certain financial covenants, and, as a result, the availability for additional borrowings has been suspended. The Company is in discussions with Cisco Capital regarding a resolution to the current default status, including the use of the $40.5 million escrow account established in the sale of CAISSoft assets to Cisco to repay outstanding debt, net of $13.5 million to be paid to satisfy the Science Applications International Corporation (SAIC) attachment described in Note 4.

     In the first quarter of 2001, the Company refinanced approximately $9,259,000 of its March 31, 2001 outstanding accounts payables into vendor promissory notes, with most of the principal due in 2002 and 2003. The vendor promissory notes require quarterly interest payments at a rate of 10% per annum with principal to be repaid in equal quarterly installments over 2002 and 2003. The restructuring of these payables into vendor promissory notes has been recorded in the accompanying consolidated condensed financial statements.

     Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company has approximately $784,000 and $1,036,000 of unamortized deferred debt financing costs remaining as of March 31, 2001 and December 31, 2000, respectively. The deferred debt financing costs are being amortized using the effective interest rate method over the terms of the equipment financing agreements and are included in interest expense. Amortization expense totaled approximately $252,000 and $165,000, for the three months ended March 31, 2001 and 2000, respectively.

4.   Commitments and Contingencies:

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

     In January 2001, Science Applications International Corporation (SAIC), one of the Company's larger accounts payable creditors, filed a complaint against the Company in the Superior Court for the State of California, County of San Diego for non-payment of outstanding invoices totaling approximately $15,067,781. Most of the charges related to labor for hotel and multi-family building installations of Internet connections and other related services during 2000. All of the invoiced amounts are recorded as current liabilities on the Company's March 31, 2001 consolidated condensed balance sheet. The Company filed an answer to the complaint in March 2001 and also filed a cross-complaint alleging that SAIC breached its contract with the Company and made false representations and promises without any intent to perform. On April 30, 2001, the Company and SAIC entered into a Settlement Agreement. Under the terms of the settlement, CAIS will pay to SAIC $13.5 million from the $40.5 million escrow established in connection with the sale of certain assets of CAISSoft to Cisco, which payment is due on the earlier of May 31, 2001 or the first date on which proceeds from the escrow can be released. Release of the funds from the escrow must be approved by Cisco. The Company has reached an agreement in principal with Cisco for such release; however, the Company cannot guarantee that such release will be forthcoming. If Cisco does not agree to release the necessary funds from the escrow, SAIC will be entitled to file a stipulated judgment for $15,067,781 with the Court and demand payment for that amount.

     The Company is a defendant in a lawsuit filed in January 2001 in the U.S. District Court for Central District Court of California, Santa Ana Division by Kim Kao, an officer of its wholly-owned subsidiary, Business Anywhere, and his wife, Amy Hsiao. The plaintiffs were the primary stockholders of Business Anywhere prior to its purchase by the Company and Mr. Kao is currently the General Manager of that business unit. The lawsuit alleges breach by the Company of the merger agreement in which the former shareholders of Business Anywhere sold their interests, as well as breach by the Company of Mr. Kao's employment agreement, and seeks damages of approximately $5,300,000. On April 6, 2001, an order was issued by the court compelling arbitration of all the plaintiff's claims. A companion order was issued staying the court action pending the outcome of arbitration. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

     The Company was a respondent in a demand for arbitration filed in January 2001, with the American Arbitration Association by Sholodge Franchise Systems, Inc. (Sholodge). Sholodge sought approximately $5,000,000 in damages, alleging that the Company breached an agreement to provide high-speed Internet services to its hotel franchisees. On May 2, 2001, the Company and Sholodge reached a final settlement of this claim. In exchange for the Company's agreement to pay Sholodge $200,000, Sholodge released all claims relating to the subject agreement.

     The Company was named as a defendant in an action filed by eFront Media, Inc. (eFront) in the California Superior Court, County of Orange, in February 2001. The lawsuit alleges breach by the Company of certain Internet Web services agreements, as a result of the Company's alleged failure to properly service Web sites owned and maintained by the plaintiff, and seeks damages in excess of $4,700,000, in addition to interest and attorney's fees. The Company has filed its Answer to the complaint. On May 10, 2001, the Company filed a Motion to Transfer Venue -- seeking transfer of the case to the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In addition, the Company filed a collection action for approximately $800,000 in February 2001 against eFront in the Alexandria Division of the United States District Court for the Eastern District of Virginia for non-payment of contractual web services obligations. eFront has failed to file an Answer or otherwise appear in this lawsuit within the time allowed by the Federal Rules of Civil Procedure and Local Rules. The Company is currently determining an appropriate responsive action. Although the Company does not believe that the lawsuit filed by eFront has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

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

     The Company was named as a defendant in a complaint filed in January 2001 in the U.S. District Court for the Northern District of Texas by VirtuaLINC Corporation. The complaint seeks damages in an amount as yet undetermined, but alleged to be in excess of $10,000,000. In particular, VirtuaLINC alleges in the complaint that the Company and VirtuaLINC agreed in 1999 to provide high-speed Internet services to hotels, that the Company would provide the initial connections to the hotels, and then VirtuaLINC would be involved with providing high-speed Internet services and video services to the hotels. VirtuaLINC alleges breach of contract, tortious interference with contract, breach of fiduciary duty and tortious interference with prospective business relations by the Company. The complaint has not yet been served on the Company. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

     In February, 2001, Excelsus Technologies, Inc. (Excelsus) filed a complaint against the Company in San Diego Superior Court, State of California. In the complaint, Excelsus seeks damages for the alleged breach by the Company of agreements for the development by Excelsus and corresponding purchase by the Company of various products. In May 2001, a settlement of this lawsuit was reached by the parties. Under terms of the settlement, the Company will pay Excelsus approximately $2.6 million over a series of payments with final payment due no later than December 31, 2003. In return, Excelsus, in addition to other obligations, is to dismiss its lawsuit.

     On May 4, 2001, Prime Hospitality Corp. (Prime) instituted a demand for arbitration against the Company by filing a claim with the American Arbitration Association. The claim alleges that the Company failed to perform "conditions of the Master Agreement For Hotel Internet Service dated 11/16/00 and Amendment to CAIS Agreement dated 01/24/00" entered between Prime and the Company. In particular, Prime alleges that the Company failed to pay to Prime the sum of $1,512,050 allegedly due under the Agreement plus "an amount to be determined for ongoing obligations under the agreement." Prime seeks an award of money damages in the amount of $1,512,050, plus an additional amount for ongoing damages, pre- and post-judgment interest and costs. The Company has not yet made an appearance in this action and an arbitration date has not been scheduled. Although the Company does not believe this claim has any merit, the Company is currently unable to predict the outcome of the arbitration, or reasonably estimate a range of possible loss.

     The Company has also received legal correspondence from several trade creditors regarding the timing of payment of past due accounts payable balances. All amounts are recorded as current liabilities in the March 31, 2001 and December 31, 2000 consolidated condensed balance sheets. The Company is in discussions with these vendors regarding the resolution of certain disputes relating to these charges and the timing of the payments.

     The Company has also received correspondence from several hotel and multi-family entities regarding its contractual obligations under master or individual contracts to provide high-speed Internet service to properties. As a result of the change in business strategy due to limited capital availability, the Company has notified the owners of many installed properties that they will be discontinuing service in the near future. In addition, the Company has indicated that it is no longer financially possible to install service in new
properties.   Although the Company believes that the amount of financial damages to properties is minimal due to low usage penetration and low revenue share percentages, the Company cannot predict whether any of these property owners, in addition to Prime described above, will decide to file suit in the future.

Network Capacity

     The Company and Qwest entered into a twenty-year Indefeasible Right of Use
(IRU) agreement, dated as of September 28, 1999. The Company purchased approximately $44 million of capacity on Qwest's fiber network, of which approximately $14.5 million is included in accrued expenses in the accompanying consolidated condensed balance sheets as of March 31, 2001 and December 31, 2000. The Qwest capacity will support the delivery of the Company's network services to 29 metropolitan areas across the United States.

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

5.   Segment Reporting:

     The Company has two reportable segments: Data Connectivity and Hospitality. The Data Connectivity segment comprises high speed Internet services and bundled data solutions provided to businesses nationwide. The Hospitality segment comprises Internet access solutions provided to hotels and other public venues and business center solutions. The accounting principles for both segments are the same as those applied in the consolidated condensed financial statements. Shared network expenses and corporate overhead are allocated to the segments based on estimated usage. This reporting methodology is a change from that utilized in the Company's 2000 filings in which Data Connectivity was referred to as Internet Services and Hospitality was referred to as Networks. Further, in the year 2000 filings, the revenues and costs of the Data Connectivity Segment were reported on an incremental basis, without any allocations of shared network expenses and corporate overhead, since the Company's expansion and capital expenditures were driven by expected growth in the Hospitality segment. The new methodology for 2001 reflects the Company's revised business plan and focus on the Data Connectivity segment. Year 2000 segment information has been restated to be consistent with the new methodology. Interest is allocated based upon the respective percentage of losses before interest of the two segments.

     The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands, unaudited):

                                      Three Months Ended March 31, 2001
                                  ------------------------------------------
                                      Data
                                  Connectivity   Hospitality   Consolidated
                                  -------------  ------------  -------------
Revenues                            $  7,626      $  2,445       $ 10,071
Depreciation and amortization          1,667         2,102          3,769
Interest income (expense), net          (456)         (668)        (1,124)
Segment losses                       (10,791)      (15,821)       (26,612)
Segment assets                        52,028        48,300        100,328
Expenditures for segment assets          192         2,635          2,827

                                      Three Months Ended March 31, 2000
                                  ------------------------------------------
                                      Data
                                  Connectivity   Hospitality   Consolidated
                                  -------------  ------------  -------------
Revenues                             $ 2,806      $  4,061       $  6,867
Depreciation and amortization            339         5,413          5,752
Interest income (expense), net           117           221            338
Segment losses                        (8,511)      (16,138)       (24,649)
Segment assets                        55,228       127,044        182,272
Expenditures for segment assets           --        28,730         28,730

The following is a reconciliation of the reportable segments' assets to the Company's consolidated totals (in thousands, unaudited):


                                                               March 31,  March 31,
                                                                 2001       2000
                                                               ---------  ---------
Assets
Total assets for reportable segments                            $100,328   $182,272
Total current assets, excluding reportable segment assets         23,688     61,093
Deferred financing and offering costs, net                           784      1,260
Receivable from officer                                               --        450
Restricted cash                                                   40,500         --
Other long term assets, excluding reportable segment assets        3,836      2,436
                                                                --------   --------
Consolidated total assets                                       $169,136   $247,511
                                                                ========   ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the Notes thereto contained elsewhere in this report.

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

Liquidity, Going Concern Risk and Capital Resources

     As of March 31, 2001, the Company had cash and cash equivalents of approximately $18.3 million exclusive of restricted cash of $40.5 million which is held in escrow from the sale of CAIS Software Solutions, Inc. (CAISSoft) assets to Cisco Systems Inc. (Cisco). Total current liabilities as of March 31, 2001 exceeded current assets by approximately $82.5 million. Current liabilities include $37.6 million due to Cisco Systems Capital Corporation (Cisco Capital) and Nortel Networks, Inc (Nortel) related to equipment financing lines of credit.

     The Company will require additional financing to continue operations by the end of the second quarter of 2001. If such sources of financing are insufficient or unavailable, the Company would further reduce headcount, defer payments, sell operating assets and or seek protection under appropriate bankruptcy statutes.

     Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. These transactions would be dilutive to existing shareholders and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. As a result of this material uncertainty, there is substantial doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time. If the Company is unable to generate additional financing and adequate cash by the end of the second quarter of 2001, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part.

     The Company commenced a number of initiatives before year-end 2000 to improve liquidity and will continue to pursue some of those initiatives in 2001. Those include:

 . In December 2000, the Company sold certain assets of CAISSoft to Cisco for net proceeds of approximately $102 million, which have been used to fund operations and to reduce outstanding financial obligations. In connection with that transaction, an additional $40.5 million was placed into escrow, to be released upon the resolution of certain contingencies, of which $13.5 million is to be paid to SAIC.

 . The Company has undertaken several initiatives to improve its capital structure. Approximately $9,259,000 of trade payables were restructured into vendor promissory notes and capital leases in the first quarter of 2001 with most of the principal due in 2002 and 2003. Negotiations are continuing with other vendors regarding this restructuring.

 . The Company is in default of a revenue target with Cisco Capital and is in discussions regarding the current default status, including the use of $13.5 million of the $40.5 million escrow account for the SAIC settlement discussed in this report. During the first quarter of 2001, the Company failed to make several required principal repayments to Nortel and has received a notice of default. The Company is in discussion with Nortel regarding a resolution of the current default status. In addition, the Company has received correspondence from Qwest, notifying CAIS that it is in default of its IRU agreement and requesting payment of the outstanding balance of $14.5 million. The Company is in discussions with Qwest regarding a renegotiation of the payment obligation and terms.

 . In connection with operating expense reductions and the revisions to the Company's business plan, employee headcount has been reduced from 801 as of September 30, 2000 to 650 as of December 31, 2000 and 410 at May 1, 2001. This downsizing, along with related overhead cost reductions, is expected to result in a considerable cost savings in 2001 in selling, general and administrative expenses over calendar year 2000.

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

 . The Company has also determined that the capital and monthly recurring costs associated with operation of its multifamily business line do not permit an acceptable return on assets. Accordingly, beginning in 2001, the Company has discontinued the provision of services to customers in most multi-family buildings. At March 31, 2001, the Company is continuing to provide service to customers in 33 multi-family buildings.

 . As a result of the termination of service to some hotels and all multi-family properties, the Company has also begun to eliminate any of the applicable costs. Wherever cost-efficient, the Company is also recovering its equipment from the properties.

     During the three months ended March 31, 2001, the Company financed its operations with cash remaining from the sale of certain CAISsoft assets to Cisco. Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was approximately $46.1 million and $23.4 million, respectively. During the three months ended March 31, 2001, the Company paid down accounts payable and accrued expenses by $20.2 million, of which $8.2 million related to payments to vendors who agreed to accept vendor promissory notes and capital lease as a restructuring of obligations.

     During the three months ended March 31, 2001 and 2000, cash flows used in investing activities were approximately $2.5 million and $49.8 million, respectively.

Investing activities in the three months ended March 31, 2001 and 2000 include approximately $2.8 million and $28.7 million, respectively, in purchases of property and equipment, primarily related to the deployment of the Company's technologies and services in hotels, apartment communities and other public areas and the build-out of the Company's nationwide network. Additionally, the Company spent approximately zero and $3,190,000 respectively, in contract rights related to properties in the three months ended March 31, 2001 and 2000.

     A description of the Company's capital equipment credit facilities follows:

     The Company and Nortel entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of March 31, 2001 and December 31, 2000, the Company had an outstanding balance of approximately $11.1 million and $12.1 million under this credit facility, respectively. The facility required the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

     In November 2000, the credit facility was amended such that the maximum borrowings were limited to approximately $16,100,000. The amendment also terminated borrowing availability as of November 30, 2000, modified the repayment terms, and increased the interest rate on the facility to LIBOR plus 6% (11.57%-13.00% at March 31, 2001). If the Company raises a minimum of $75 million in debt or equity while any balance is outstanding, the Company agreed to pay any remaining balance due to Nortel at that time. The Company repaid $4,000,000 of the outstanding balance in December 2000 and is required to repay the remaining balance in equal monthly installments over the 2001 calendar year. Although the Company made the January 2001 payment of approximately $1,010,000, the Company has not made the required payments for February and March 2001, and is in default of the agreement. The Company has received a Notice of Default from Nortel, and is in discussions with Nortel regarding a resolution of the current default status.

     The Company and Cisco Capital entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of March 31, 2001 and December 31, 2000, the Company had borrowed approximately $26.5 million under this credit facility. Borrowings outstanding as of March 31, 2001 incur interest at approximately 12.4 percent. Borrowings under the facility were permitted during the first two years of the facility provided the Company met certain financial performance requirements, including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien on all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco Capital will have a second priority lien. As of March 31, 2001, the Company is not in compliance with certain financial covenants and, as a result, the availability for additional borrowings has been suspended. The Company is in discussions with Cisco Capital regarding a resolution to the current default status, including the use the $40.5 million escrow account established in the sale of CAISSoft assets to Cisco to repay outstanding debt, net of $13.5 million to be paid to satisfy the SAIC attachment.

     In the first quarter of 2001, the Company refinanced approximately $9,259,000 of its outstanding accounts payables into vendor promissory notes, with most of the principal due in 2002 and 2003. The vendor promissory notes require quarterly interest payments at a rate of 10% per annum with principal to be repaid in equal quarterly installments over 2002 and 2003. The restructuring of these payables into vendor promissory notes has been recorded in the accompanying consolidated condensed financial statements.

Transition of Business Strategy

     Since the Company's IPO in May 1999, the Company's goal had been to become a leader in the delivery of broadband Internet access, content, software and systems to large new markets nationwide. This primarily entailed a strategy of rapidly installing hardware and software in a large number of hospitality and multi-family properties to provide Internet services. As an additional source of revenue, the Company marketed broadband data connections and services to businesses nationwide in these serviced markets.

     By virtue of the network it built to support its primary hospitality and multi-family business model, CAIS became a fully operational tier-one ISP, with a nationwide broadband OC-12 and OC-3 network with 29 POPs in major metropolitan areas throughout the country. While the Company's primary business focus to date has been on the hospitality and multi-family access market, CAIS's Internet business currently supports over 16,000 customers nationwide with data connectivity services, primarily DSL, always-on access and web hosting.

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

     The hospitality and multi-family business model was based on the continued availability of additional capital to meet the Company's building rollout forecasts, a specific level of projected building installation costs, minimal technical problems, and average customer penetration rates across most properties. In addition to other challenges, the Company's costs of installation were higher than expected during fiscal year 2000 and the lack of capital available for technology and telecommunication companies forced the Company to make significant modifications to the business plan to conserve cash and reduce operating losses and building installation expenditures. The Company, similar to other Internet providers in the hospitality and multi-family businesses, did not have the available capital for the rollout of a sufficient number of buildings that would provide critical mass to achieve acceptable profit margin returns over the life of existing building contracts.

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

     The Company has begun to implement a new business model, and is undertaking a restructuring of its business goals to capitalize on its under-exploited status as one of the nation's few tier-one nationwide ISPs, streamline the Company and maximize shareholder value. The Company's main focus will now be in the following two areas:

     DATA CONNECTIVITY SEGMENT
     -------------------------
     . Expand the core Internet Services segment through sales of retail and wholesale dedicated bandwidth connections and web hosting and co-location services to businesses nationwide. CAIS will increase its emphasis on direct sales of bundled data broadband solutions such as Virtual Private Network (VPN), Web hosting and colocation services with a retail focus primarily on mid-market businesses that require dedicated Internet connectivity. The Company believes that its national network is under-utilized and provides an opportunity to provide multi-location connectivity and VPN services to a wide range of customers.

     HOSPITALITY SEGMENT
     -------------------
     . Continue to provide high-speed Internet service to certain larger profitable hotels and utilize the business center, meeting room and kiosk products as the core offerings for growth of properties.

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

     Cost of revenues include recurring expenses for the long haul bandwidth lease and local interconnection charges from national and local fiber providers. It also includes wholesale DSL resale charges, equipment costs and amortization of DSL installation and equipment charges incurred in connection with term contracts.

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


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net revenues. Net revenues for the three months ended March 31, 2001 increased 47% to approximately $10,071,000 from approximately $6,867,000 for the three months ended March 31, 2000. Net revenues increased primarily due to an increase of approximately $4,820,000 in data connectivity service revenues and $1,240,000 in hospitality service revenues. The increases were due to an increase in the number of customers for these services. Software and equipment sales decreased by $2,856,000 due to the sale of CAISSoft assets to Cisco in the fourth quarter of 2000.

     Cost of revenues. Cost of revenues for the three months ended March 31, 2001 totaled approximately $13,536,000 or 134% of net revenues, compared to approximately $6,012,000 or 88% of net revenues for the three months ended March 31, 2000. This increase resulted primarily from increases of approximately $3,640,000 in data connectivity service charges for customer connectivity, equipment and installation and $4,889,000 in hospitality service charges for bandwidth, local loop and network installation. Cost of equipment and software decreased by $1,005,000 due to sale of CAISSoft assets to Cisco.

     Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 totaled approximately $15,278,000 or 152% of net revenues, compared to approximately $18,486,000 or 269% of net revenues for the three months ended March 31, 2000. This decrease resulted primarily from decreases of $916,000 related to payroll and payroll related administrative costs, and $2,292,000 related to marketing, advertising, and other administrative expenses.

     Research and development. Research and development for the three months ended March 31, 2001 totaled approximately $241,000 or 2% of net revenues, compared to approximately $1,185,000 or 17% of net revenues for the three months ended March 31, 2000. This decrease resulted from research and development labor costs associated with the CAISSoft assets sold in December 2000.

     Depreciation and amortization. Depreciation and amortization totaled approximately $3,769,000 for the three months ended March 31, 2001, compared to approximately $5,752,000 for the three months ended March 31, 2000. This decrease resulted from the write-off of long-lived assets related to the impairment analysis in the fourth quarter of 2000. As a result, amortization related to goodwill decreased by $3,040,000 and amortization related to contract fees decreased by $732,000. Capital depreciation increased by $1,788,000 due to the expansion of the Company's network in fiscal year 2000.

     Non-cash compensation. Non-cash compensation totaled approximately $385,000 for the three months ended March 31, 2001, compared to approximately $419,000 for the three months ended March 31, 2000.

     Impairment of long-lived assets. Impairment of long-lived assets totaled approximately $2,350,000 for the three months ended March 31, 2001. This expense was attributable to the write-off of the Company's actual and committed investment in a hospitality portal media venture. There was no comparable expense during the three months ended March 31, 2000.

     Interest income (expense), net. Interest income (expense), net totaled expense of approximately $1,124,000 for the three months ended March 31, 2001, compared to income of approximately $338,000 for the three months ended March 31, 2000. This expense total was attributable primarily to interest related to the Company's financing agreements and increased indebtedness from March 2000 to March 2001.

     Net loss. Net loss totaled approximately $26,612,000 for the three months ended March 31, 2001, compared to approximately $24,649,000 for the three months ended March 31, 2000, due to the foregoing factors.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2001, the Company had debt in the aggregate amount of $71.6 million, $37.5 million of which is subject to variable interest rates. A change of interest rates would affect its obligations under these agreements. Increases in interest rates would increase the interest expense associated with future borrowings and borrowings under its equipment financing agreements. An increase of 1% in interest rates would increase interest expense by approximately $375,000 per year.


PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

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

     In January 2001, SAIC, one of the Company's larger accounts payable creditors, filed a complaint against the Company in the Superior Court for the State of California, County of San Diego for non-payment of outstanding invoices totaling approximately $15,067,781. Most of the charges related to labor for hotel and multi-family building installations of Internet connections and other related services during 2000. All of the invoiced amounts are recorded as current liabilities on the Company's March 31, 2001 consolidated condensed balance sheet. The Company filed an answer to the complaint in March 2001 and also filed a cross-complaint alleging that SAIC breached its contract with the Company and made false representations and promises without any intent to perform. On April 30, 2001, the Company and SAIC entered into a Settlement Agreement and Mutual Release. Under the terms of the settlement, CAIS will pay to SAIC $13.5 million from the $40.5 million escrow established in connection with the sale of certain assets of CAISSoft to Cisco, which payment is due on the earlier of May 31, 2001 or the first date on which proceeds from the escrow can be released. Release of the funds from the escrow must be approved by Cisco. The Company has reached an agreement in principal with Cisco for such release; however, the Company cannot guarantee that such release will be forthcoming. If Cisco does not agree to release the necessary funds from escrow, SAIC will be entitled to file a stipulated judgment for $15,067,781 with the Court and demand payment for that amount.

     The Company is a defendant in a lawsuit filed in January 2001 in the U.S. District Court for Central District Court of California, Santa Ana Division by Kim Kao, an officer of its wholly-owned subsidiary, Business Anywhere, and his wife, Amy Hsiao. The plaintiffs were the primary stockholders of Business Anywhere prior to its purchase by the Company and Mr. Kao is currently the General Manager of that business unit. The lawsuit alleges breach by the Company of the merger agreement in which the former shareholders of Business Anywhere sold their interests, as well as breach by the Company of Mr. Kao's employment agreement, and seeks damages of approximately $5,300,000. On April 6, 2001, an order was issued by the court compelling arbitration of all the plaintiff's claims. A companion order was issued staying the court action pending the outcome of arbitration. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

     The Company was a respondent in a demand for arbitration filed in January 2001, with the American Arbitration Association by Sholodge Franchise Systems, Inc. (Sholodge). Sholodge sought approximately $5,000,000 in damages, alleging that the Company breached an agreement to provide high-speed Internet services to its hotel franchisees. On May 2, 2001, the Company and Sholodge reached a final settlement of this claim. In exchange for the Company's agreement to pay Sholodge $200,000, Sholodge released all claims relating to the subject agreement.

     The Company was named as a defendant in an action filed by eFront Media, Inc. (eFront) in the California Superior Court, County of Orange, in February 2001. The lawsuit alleges breach by the Company of certain Internet web services agreements, as a result of the Company's alleged failure to properly service web sites owned and maintained by the plaintiff, and seeks damages in excess of $4,700,000, in addition to interest and attorney's fees. The Company has filed its answer to the complaint. On May 10, 2001, the Company filed a Motion to Transfer Venue -- seeking transfer of the case to the U.S. District Court for the Eastern District of Virginia, Alexandria Division. In addition, the Company filed a collection action for approximately $800,000 in February 2001 against eFront in the Alexandria Division of the United States District Court for the Eastern District of Virginia for non-payment of contractual web services obligations. Efront has failed to file an Answer or otherwise appear in this lawsuit within the time allowed by the Federal Rules of Civil procedure and Local Rules. The Company is currently determining an appropriate responsive action. Although the Company does not believe that the lawsuit filed by eFront has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

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

     The Company was named as a defendant in a complaint filed in January 2001 in the U.S. District Court for the Northern District of Texas by VirtuaLINC Corporation. The complaint seeks damages in an amount as yet undetermined, but alleged to be in excess of $10,000,000. In particular, VirtuaLINC alleges in the complaint that the Company and VirtuaLINC agreed in 1999 to provide high-speed Internet services to hotels, that the Company would provide the initial connections to the hotels, and then VirtuaLINC would be involved with providing high-speed Internet services and video services to the hotels. VirtuaLINC alleges breach of contract, tortious interference with contract, breach of fiduciary duty and tortious interference with prospective business relations by the Company. The complaint has not yet been served on the Company. Although the Company does not believe this lawsuit has any merit, the Company is currently unable to predict the outcome of the case, or reasonably estimate a range of possible loss.

     On May 4, 2001, Prime Hospitality Corp. (Prime) instituted a demand for arbitration against the Company by filing a claim with the American Arbitration Association. The claim alleges that the Company failed to perform "conditions of the Master Agreement For Hotel Internet Service dated 11/16/00 and Amendment to CAIS Agreement dated 01/24/00" entered between Prime and the Company. In particular, Prime alleges that the Company failed to pay to Prime the sum of $1,512,050 allegedly due under the Agreement plus "an amount to be determined for ongoing obligations under the agreement." Prime seeks an award of money damages in the amount of $1,512,050, plus an additional amount for ongoing damages, pre and post-judgment interest and costs. The Company has not yet made an appearance in this action and an arbitration date has not been scheduled. Although the Company does not believe this claim has any merit, the Company is currently unable to predict the outcome of the arbitration, or reasonably estimate a range of possible loss.

     In February, 2001, Excelsus Technologies, Inc. (Excelsus) filed a complaint against the Company in San Diego Superior Court, State of California. In the complaint, Excelsus seeks damages for the alleged breach by the Company of agreements for the development by Excelsus and corresponding purchase by the Company of various products. In May 2001, a settlement of this lawsuit was reached by the parties. Under terms of the settlement, the Company will pay Excelsus approximately $2.6 million over a series of payments with final payment due no later than December 31, 2003. In return, Excelsus, in addition to other obligations, is to dismiss its lawsuit.

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

     The Company has also received correspondence from several hotel and multi-family entities regarding its contractual obligations under master or individual contracts to provide high-speed Internet service to properties. As a result of the change in business strategy due to limited capital availability, the Company has notified the owners of many installed properties that they will be discontinuing service in the near future. In addition, the Company has indicated that it is no longer financially possible to install service in new properties. Although the Company believes that the amount of financial damages to properties is minimal due to low usage penetration and low revenue share percentages, the Company cannot predict whether any of these property owners, in addition to Prime, described above, will decide to file suit in the future.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

None.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

     See Exhibit Index.

     B.   REPORTS ON FORM 8-K

     On March 19, 2001, the Company filed a Current Report on Form 8-K which included as an Exhibit the Company's press release dated March 19, 2001. The Company announced that Michael Lee had been hired as the Company's new President and Chief Executive Officer (CEO) and will join the Company's Board of Directors. The Company also announced that William Caldwell, IV, outgoing CEO, will remain with the Company as Vice Chairman of the Board of Directors, and John Saer, an executive of KKR, will join the Board of Directors while
Ulysses G. Auger, Sr. will resign from the Board.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on the dates indicated.


                           CAIS Internet, Inc.


     Signature                       Capacity                      Date
     ---------                       --------                      ----



  /s/ Michael Lee              President and                    May 16, 2001
_____________________________    Chief Executive Officer
      Michael Lee


  /s/ Andrew P. Hines          Executive Vice President/        May 16, 2001
_____________________________    Chief Financial Officer
      Andrew P. Hines            (Principal Financial and
                                 Accounting Officer)

                              CAIS INTERNET, INC.

                                 EXHIBIT INDEX


Exhibit
No.           Description
--------      -----------

10.1 Offer of employment dated March 27, 2001 between CAIS Internet, Inc. and Peter Benedict.

10.2 Offer of employment dated April 11, 2001 between CAIS Internet, Inc. and Michael Martinez.