Form 10-Q
period 2001-06-30
ARDENT COMMUNICATIONS INC
filed 2001-08-20
CIK 1078404

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number: 000-26103

                           ARDENT COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                52-2066769
        (State or other jurisdiction of              (I.R.S.Employer
        incorporation or organization)               Idenfication No.)

              1820 North Fort Myer Drive, Arlington, Virginia 22209
               (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (703) 276-4200

                    Former name, former address, and former
                     year, if changed since last report:

                              CAIS Internet, Inc.
                       1255 22nd Street, N.W., 4th Floor
                            Washington, D.C. 20037


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

Title of each class
-------------------
Common Stock, $.01 par value
23,656,790 shares outstanding on June 30, 2001

ARDENT COMMUNICATIONS, INC.


                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 2001


                                     INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of June 30, 2001 and
        December 31, 2000.............................................    4

        Consolidated Condensed Statements of Operations for the Three
        And Six months Ended June 30, 2001 and 2000...................    5

        Consolidated Condensed Statement of Changes in Stockholders'
        Deficit for the Six Months Ended June 30, 2001................    6

        Consolidated Condensed Statements of Cash Flows for the Six
        Months Ended June 30, 2001 and 2000...........................    7

        Notes to Consolidated Condensed Financial Statements..........    8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk....   22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................   22

Item 2. Changes in Securities and Use of Proceeds.....................   23

Item 6. Exhibits and Reports on Form 8-K..............................   24

Signatures............................................................   26

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words believes, anticipates, plans, expects and similar expressions are intended to identify forward-looking statements. The factors discussed below under the caption, Going Concern and other Important Risk factors, among others, and in the Company's 2000 Annual Report on Form 10-K could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

  This Quarterly Report on Form 10-Q contains trademarks of the Registrant and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to Ardent Communications, Inc. (Company), CAIS Internet, CAIS or the Registrant are to Ardent Communications, Inc. and its subsidiaries.

                          ARDENT COMMUNICATIONS, INC.
                        (formerly CAIS Internet, Inc.)
                     Consolidated Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                   June 30,         December 31,
                                                                                     2001              2000
                                                                                  -----------     -------------
                                                                                  (Unaudited)
Current assets
      Cash and cash equivalents ................................................. $     865        $  68,646
      Accounts receivable, net of allowance for doubtful
        accounts of $4,196 and $3,836, respectively .............................     7,854            3,706
      Prepaid expenses and other current assets .................................     5,145            8,010
                                                                                  ---------        ---------
         Total current assets ...................................................    13,864           80,362

Property and equipment, net .....................................................    76,479           82,287
Deferred debt financing costs, net ..............................................       241            1,036
Intangible assets and goodwill, net .............................................     6,072            6,848
Restricted cash .................................................................         1           40,500
Other assets ....................................................................     4,964            6,033
                                                                                  ---------        ---------
         Total assets ........................................................... $ 101,621        $ 217,066
                                                                                  =========        =========

Current liabilities
      Accounts payable and accrued expenses ..................................... $  57,760        $ 100,479
      Current portion of long-term debt and vendor promissory notes .............    20,487           40,960
      Current portion of obligations under capital lease ........................       675            1,220
      Unearned revenues .........................................................     1,002              232
      Deferred gain on sale of assets............................................     5,000               --
                                                                                  ---------        ---------
         Total current liabilities ..............................................    84,924          142,891

Vendor promissory notes, net of current portion .................................    22,114           19,977
Deferred gain on sale of assets .................................................        --           40,500
Capital lease obligations, net of current portion ...............................     1,586            1,895
Other long-term liabilities .....................................................     1,030            1,765
                                                                                  ---------        ---------
         Total liabilities ......................................................   109,654          207,028
                                                                                  ---------        ---------
Series C cumulative mandatory redeemable convertible preferred stock; $0.01 par value; 125,000 shares authorized, issued and outstanding
      (aggregate liquidation preference of $15,000) .............................    15,000           15,000
                                                                                  ---------        ---------
Series D cumulative mandatory redeemable convertible preferred stock; $0.01 par value; 9,620,393 shares authorized; 7,367,123 shares issued and outstanding (aggregate liquidation preference of $108,121 and
      $104,945, respectively) ...................................................   108,121          104,945
                                                                                  ---------        ---------
Series F cumulative mandatory redeemable convertible preferred stock; $0.01 par value; 56,617 shares authorized; 40,342 shares issued and outstanding
      (aggregate liquidation preference of $41,767 and $41,166, respectively) ...    41,767           41,166
                                                                                  ---------        ---------
Series G cumulative mandatory redeemable convertible preferred stock; $0.01 par value; 28,051 shares authorized; 20,270 shares issued and outstanding
      (aggregate liquidation preference of $21,249 and $20,625, respectively) ...    21,249           20,625
                                                                                  ---------        ---------
Commitments and contingencies (Notes 1 and 5)

Stockholders' deficit
      Common stock, $0.01 par value; 100,000,000 shares authorized; 24,303,259 and 24,289,722 shares issued and 23,656,790 and 23,643,253
        shares outstanding, respectively ........................................       243              243
      Additional paid-in capital ................................................   223,308          223,925
      Warrants outstanding ......................................................    63,376           63,376
      Deferred compensation .....................................................        --           (1,014)
      Treasury stock, 646,469 shares of common stock ............................   (17,073)         (17,073)
      Accumulated deficit .......................................................  (464,024)        (441,155)
                                                                                  ---------        ---------
         Total stockholders' deficit ............................................  (194,170)        (171,698)
                                                                                  ---------        ---------
         Total liabilities and stockholders' deficit ............................ $ 101,621        $ 217,066
                                                                                  =========        =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                          ARDENT COMMUNICATIONS, INC.
                        (formerly CAIS Internet, Inc.)
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                         2001        2000          2001        2000
                                                      ---------   ---------     ---------   ---------
Net revenues:
       Data connectivity ........................     $   9,343   $   4,036     $  16,969   $   6,842
       Hospitality ..............................         1,362       1,660         3,741       2,799
       Equipment/software .......................           300       2,954           366       5,876
                                                      ---------   ---------     ---------   ---------
         Total net revenues .....................        11,005       8,650        21,076      15,517
                                                      ---------   ---------     ---------   ---------
Cost of revenues:
       Data connectivity ........................         7,441       4,056        13,850       8,353
       Hospitality ..............................         4,543       2,787        11,623       4,391
       Equipment/software .......................             6         757            53         868
                                                      ---------   ---------     ---------   ---------
         Total cost of revenues .................        11,990       7,600        25,526      13,612
                                                      ---------   ---------     ---------   ---------
Operating expenses:
       Selling, general and administrative ......        17,315      21,577        32,593      40,063
       Research and development .................            --       1,364           241       2,549
       Depreciation and amortization ............         4,022       8,531         7,791      14,283
       Non-cash compensation ....................            --         410           385         829
       Treasury stock premium and stock charge ..            --      10,348            --      10,348
       Impairment of long-lived assets ..........           608          --         2,958          --
       Gain on sale of assets ...................       (35,398)         --       (35,398)         --
                                                      ---------   ---------     ---------   ---------
         Total operating expenses ...............       (13,453)     42,230         8,570      68,072
                                                      ---------   ---------     ---------   ---------
Income (loss) from operations ...................        12,468     (41,180)      (13,020)    (66,167)

Interest income (expense), net:
       Interest income ..........................           915         786         1,819       1,441
       Interest expense .........................        (2,303)       (902)       (4,331)     (1,219)
                                                      ---------   ---------     ---------   ---------
         Total interest income (expense), net ...        (1,388)       (116)       (2,512)        222
                                                      ---------   ---------     ---------   ---------
Income (loss) before extraordinary item .........        11,080     (41,296)      (15,532)    (65,945)
         Extraordinary item- early extinguishment
         of debt ................................          (444)         --          (444)         --
                                                      ---------   ---------     ---------   ---------
Net income (loss) ...............................        10,636     (41,296)      (15,976)    (65,945)

         Dividends and accretion on preferred
         stock ..................................        (4,017)     (9,773)       (6,893)    (68,621)
                                                      ---------   ---------     ---------   ---------

Net income (loss) attributable to common
     stockholders ...............................     $   6,619   $ (51,069)    $ (22,869)  $(134,566)
                                                      =========   =========     =========   =========
Basic and diluted income (loss) per share:
     Income (loss) attributable to common
     stockholders before extraordinary item .....     $    0.30   $   (2.22)    $   (0.95)  $   (5.86)
     Extraordinary item .........................         (0.02)         --         (0.02)         --
                                                      ---------   ---------     ---------   ---------
       Total ....................................     $    0.28   $   (2.22)    $   (0.97)  $   (5.86)
                                                      =========   =========     =========   =========
Basic and diluted weighted-average shares
     outstanding ................................        23,657      23,036        23,653      22,977
                                                      =========   =========     =========   =========


The accompanying notes are an integral part of these consolidated condensed statements.


                          ARDENT COMMUNICATIONS, INC.
                        (formerly CAIS Internet, Inc.)
                       Consolidated Condensed Statement of
                        Changes in Stockholders' Deficit
                                 (in thousands)
                                   (unaudited)

                                                       Redeemable Convertible Preferred Stock
                                   --------------------------------------------------------------------------------------------
                                               Series C              Series D              Series F              Series G
                                   --------------------------------------------------------------------------------------------
                                            Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount
                                          --------   --------   --------   --------   --------   --------   --------   --------
December 31, 2000 ..............               125   $ 15,000      7,367   $104,945         40   $ 41,166         20   $ 20,625
 Accrued and
  cash dividends on
  preferred shares .............                --         --         --      3,176         --        601         --        624
 Exercise of stock
  options ......................                --         --         --         --         --         --         --         --
 Amortization of
  unearned compensation ........                --         --         --         --         --         --         --         --
 Cancellation of stock options
 related to unearned
  compensation..................                --         --         --         --         --         --         --         --
 Net loss ......................                --         --         --         --         --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
June 30, 2001 ..................               125   $ 15,000      7,367   $108,121         40   $ 41,767         20   $ 21,249
                                          ========   ========   ========   ========   ========   ========   ========   ========
                                                                                                     (continued)


                                                                 Stockholders' Deficit
                          ------------------------------------------------------------------------------------------------------
                                 Common Stock       Additional
                             ---------------------    Paid-In    Warrants      Deferred      Treasury     Accumulated
                              Shares        Par       Capital   Outstanding  Compensation     Stock        Deficit      Total
                             ---------   ---------   ---------  -----------  ------------   ---------    ---------    ---------
December 31, 2000 .......       24,290   $     243   $ 223,925    $  63,376    $  (1,014)   $ (17,073)   $(441,155)   $(171,698)
 Accrued and cash
  dividends on
  preferred shares ......           --          --          --           --           --           --       (6,893)      (6,893)
 Exercise of stock
  options ...............           13          --          12           --           --           --           --           12
 Amortization of
  unearned
  compensation ..........           --          --          --           --          385           --           --          385
 Cancellation of stock
  options related to
  unearned compensation ..          --          --        (629)          --          629           --           --           --
 Net loss ................          --          --          --           --           --           --      (15,976)     (15,976)
                             ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------
June 30, 2001 ............      24,303   $     243   $ 223,308    $  63,376    $      --    $ (17,073)   $(464,024)   $(194,170)
                             =========   =========   =========    =========    =========    =========    =========    =========

                                                                                                                    (concluded)

The accompanying notes are an integral part of these consolidated condensed statements.



                          ARDENT COMMUNICATIONS,INC.
                        (formerly CAIS Internet, Inc.)
                Consolidated Condensed Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 2001           2000
                                                                               --------       --------
Cash flows from operating activities:
   Net loss...........................................................         $(15,976)      $(65,945)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Non-cash compensation pursuant to stock options...................              385            829
    Amortization of debt discount and deferred debt
     financing costs..................................................              351            214
    Treasury stock premium and stock charge...........................               --          8,953
    Impairment of long-lived assets...................................            2,958             --
    Gain on sale of assets ...........................................          (35,398)            --
    Extraordinary item - early extinguishment of debt ................              444             --
    Depreciation and amortization.....................................            7,791         14,283
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
      Accounts receivable, net........................................           (4,148)        (4,394)
      Prepaid expenses and other current assets.......................             (290)        (3,425)
      Other assets....................................................              169         (1,359)
      Accounts payable and accrued expenses...........................          (34,000)        11,887
      Unearned revenues...............................................              770          1,024
      Other long-term liabilities.....................................             (122)           (50)
                                                                               --------       --------
        Net cash used in operating activities.........................          (77,066)       (37,983)
                                                                               --------       --------
Cash flows from investing activities:
   Purchases of property and equipment................................           (3,513)       (70,784)
   Purchase of DSL subscriber lines...................................           (1,000)            --
   Purchases of restricted investments................................             (600)        (3,294)
   Proceeds from release of restricted cash...........................           40,499             --
   Proceeds from release of restricted investments ...................            2,175             --
   Sales of short-term investments ...................................               --          6,743
   Cash paid for acquisitions/investments ............................             (582)        (1,213)
   Payment of expenses related to the release of restricted cash......             (102)            --
   Payment of visitor-based and multi-family network contract rights..               --         (4,131)
   Proceeds from sale of investments..................................            1,280             --
   Net advances on notes receivable...................................             (536)            --
   Net payments received on notes receivable..........................               --             50
                                                                               --------       --------
        Net cash provided by (used in) investing activities...........           37,621        (72,629)
                                                                               --------       --------
Cash flows from financing activities:
   Borrowings under long-term debt....................................               --         24,629
   Repayments under long-term debt....................................          (27,494)            --
   Principal payments under capital lease obligations ................             (854)          (268)
   Payment of loan commitment, debt financing and offerings costs.....               --            (61)
   Payment of Series C preferred stock dividends......................               --           (588)
   Net proceeds from issuance of Series D preferred stock.............               --         92,461
   Net proceeds from issuance of Series G preferred stock.............               --         18,779
   Repurchase of common stock ........................................               --        (16,688)
   Proceeds from issuance of common stock.............................               12            994
                                                                               --------       --------
        Net cash (used in) provided by financing activities...........          (28,336)       119,258
                                                                               --------       --------
Net (decrease) increase in cash and cash equivalents..................          (67,781)         8,646
Cash and cash equivalents, beginning of period........................           68,646         17,120
                                                                               --------       --------
Cash and cash equivalents, end of period..............................         $    865       $ 25,766
                                                                               ========       ========

The accompanying notes are an integral part of these consolidated condensed statements.

                           ARDENT COMMUNICATIONS, INC.
                        (formerly CAIS Internet, Inc.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

1.  Business Description:

Overview

Ardent Communications, Inc. (the Company), formerly known as CAIS Internet, Inc., is a nationwide supplier of broadband Internet access solutions and provides price competitive high-speed Internet services and bundled data solutions to businesses nationwide. The Company offers always-on, broadband Internet access to commercial and residential customers through its various bandwidth products in points of presence throughout the U.S. It also provides service to certain hotel properties utilizing several different technology platforms. All of the Company's broadband services utilize its own tier-one, nationwide Internet network. The Company also maintains unmanned business centers and Internet kiosks nationwide to deliver broadband Internet access and content to public venues, such as airports, retail centers, hotel lobbies and cruise ships.

During the fourth quarter of 2000, the Company commenced a complete strategic review of its business lines, including analysis of capital deployment and profitability. The Company determined that the projected revenues from hotel and multi-family properties were insufficient to continue operating many of these properties in a cost effective manner. In response to this analysis and changing equity market conditions, the Company determined that its new strategy would focus on a restructuring of the Company's business goals to capitalize on its already existing network bandwidth investment by expanding its core Data Connectivity and services (ISP) business. This business consists primarily of providing business customers nationwide with high-speed digital subscriber line
(DSL), TI, DS3 and satellite Internet access, web hosting services, colocation, and virtual private network (VPN). The Company believes that focusing on these areas will have the effect of reducing operating losses, conserving capital, and maximizing shareholder value.

The Company signed an amendment in July 2001 to the Nortel Equipment Financing Agreement (see Financing and Debt, note 3). In return for modifications to payment terms under the Nortel Equipment Financing Agreement the Company granted a first priority lien to Nortel Networks, Inc. (Nortel) on substantially all the assets of the Company except for certain assets (see Financing and Debt, note
3). The amendment to the Nortel agreement is subject to certain post-closing conditions, certain of which have not yet been satisfied (see Financing and Debt, note 3).

As a condition to the release of the $40.5 million escrow account established on the sale of CAISSoft assets to Cisco Systems, Inc. (Cisco), the Company was obligated to indemnify Cisco against patent infringement risks, or return to the escrow $5,000,000 prior to June 30, 2001. This requirement was extended until July 31, 2001, but has not yet been satisfied. Although the Company and Cisco are holding discussions, no agreement has yet been reached that would change the Company's obligation. The settlement of the Cisco patent indemnification risk and the renegotiations of an agreement between the Company and Qwest Corporation (Qwest) (see Network Capacity, note 5) are conditions precedent to the Company's obtaining the July 2001 Bridge Loan (as defined below). To date these conditions have been waived which allowed for the borrowings of $10,000,000. However, there can be no assurance that these conditions will continue to be waived if not resolved.

Management is currently conducting a review of a $1.0 million sale of equipment recorded in the third quarter of 2000 and reversed upon return of the equipment in the fourth quarter of 2000. The Company's independent public accountants have recommended that the Company restate its third and fourth quarter results for the sales transaction. While such restatement would not affect reported revenues for the year ended December 31, 2000, a conclusion by management to restate, would result in a decrease of net revenues by approximately $1.0 million in the third quarter of 2000 and an increase in net revenues by approximately $1.0 million in the fourth quarter of 2000.

Organization

The Company was incorporated under the name CGX Communications, Inc. (CGX) as a C corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia S Corporation, and Cleartel Communications Limited Partnership (Cleartel), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS Inc. and Cleartel became wholly-owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders and changed its name from CGX Communications, Inc. to CAIS Internet, Inc. In May 1999, the Company became a public company through the completion of an initial public offering (IPO) of its common stock. On July 26, 2001, following shareholder approval at its annual meeting, the Company changed its name from CAIS Internet, Inc. to Ardent Communications, Inc.

Going Concern and Other Important Risk Factors

The Company has suffered significant losses and negative cash flows from operations since inception. These operating losses and negative cash flows are expected to continue for additional periods in the future. At June 30, 2001, current liabilities exceeded current assets by approximately $71,060,000. For the six months ended June 30, 2001, the Company incurred a net loss and negative cash flows from operations of approximately $15,976,000 and $77,066,000, respectively, and had negative stockholders' equity of approximately $194,170,000 at June 30, 2001.

On July 5, 2001 the Company entered into a credit agreement with CII Ventures II LLC, an affiliate of Kohlberg Kravis Roberts & Company, Ulysses G. Auger, II, a founder and director of the Company and R. Theodore Ammon, a major shareholder and director of the Company. The credit agreement ("July 2001 Bridge Loan") will provide for availability of borrowings up to $19,500,000 which will be used to continue funding the Company's operations. The borrowings will incur interest at 15% per annum and will mature December 31, 2001. The credit agreement is unsecured and is subordinated to Nortel Networks, Inc., an existing senior creditor. The July 2001 Bridge Loan is subject to certain post-closing conditions, certain of which have not yet been satisfied (see Financing and Debt, note 3). Under the July 2001 Bridge Loan, the Company has made an initial borrowing in the amount of $10,000,000. If the Company is unable to raise additional capital before the end of the third quarter of 2001, the Company may not be able to meet its projected obligations beyond 2001. If such sources of financing are insufficient or unavailable, the Company would further reduce headcount, defer payments, sell operating assets and/or seek protection under appropriate bankruptcy statutes. As a result of this material uncertainty, there is substantial doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time.

The auditors' report on the Company's financial statements for the year ended December 31, 2000 was modified to reflect substantial doubt about the Company's ability to continue as a going concern. The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2002 prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, their auditors' report on those financial statements will be modified to reflect this contingency.

Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. Although management believes the Company has the ability to generate additional equity and cash through such financing transactions, those transactions may be dilutive and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional financing and adequate cash, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Consolidated Condensed Financial Statements

The consolidated condensed financial statements include the results of the Company and its wholly-owned subsidiaries. These results include Ardent, Inc. formerly known as CAIS, Inc., CAIS Software Solutions (CAISSoft) formerly known as Atcom, Inc. (Atcom) and Business Anywhere USA, Inc. (Business Anywhere) for all periods presented. All significant inter-company transactions and accounts have been eliminated. Substantially all of the assets of CAISSoft were sold in December 2000.

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

Net Income (Loss) Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The treasury stock effect of options and warrants to purchase 9,093,000 shares of common stock outstanding at June 30, 2001 is zero for purposes of computing diluted income per share for the three months ended June 30, 2001. The treasury stock effect of options and warrants to purchase 9,093,000 and 12,849,000 shares of common stock outstanding at June 30, 2001 and 2000, respectively, has not been included in the computations of diluted loss per share for the six months ended June 30, 2001 and the three and six months ended June 30, 2000, as such effect would be anti-dilutive. The conversion effect of the Series C, D, F and G convertible preferred stock into approximately 10,030,000 shares of common stock has not been included in the computation of diluted income (loss) per share for the three and six months ended June 30, 2001 and 2000, as such effect would also be anti-dilutive.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130 Reporting of Comprehensive Income, requires comprehensive income and the components of other comprehensive income to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of other comprehensive income, reported net income (loss) is the same as comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000.

Recent Accounting Pronouncements

The FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 became effective January 1, 2001. The statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial position for the six months ended June 30, 2001.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

Excess of Cost over Net Assets Acquired (Goodwill)

Goodwill and other intangibles were recorded as a result of the acquisitions by the Company of Atcom and Business Anywhere in September 1999, Hub Internet Services, Inc. (Hub Internet) in February 2000, and QuickATM, LLC (QuickATM) in March 2000. Goodwill and acquired intangibles are amortized on a straight-line basis over three years. Amortization of goodwill and acquired intangibles was approximately $889,000 and $4,158,000 for the three months ended June 30, 2001 and 2000, respectively and $1,543,000 and $7,976,000 for the six months ended June 30, 2001 and 2000, respectively.

Hospitality and Multi-family Contract Rights

The Company made up-front contract payments in 1999 and 2000 to its hospitality and multi-family contract partners in connection with entering into long-term master agreements. These payments give the Company various installation and marketing rights to provide high-speed Internet services to customers in hotels and apartment buildings. The net balance of these payments was zero as of June 30, 2001 and December 31, 2000 as the Company wrote off approximately $20,283,000 of intangible assets related to contract rights in the fourth quarter of 2000 as part of the impairment of long-lived assets analysis. Prior to the fourth quarter of 2000, the payments were amortized over the term of the agreements, ranging from five to seven years. Amortization expense of these costs for the three and six months ended June 30, 2000 was approximately $812,000 and $1,481,000, respectively. The Company does not plan to make any payments for contract rights in the future.

Non-cash Compensation

The Company accounts for its stock option plan under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. The Company has recognized non-cash compensation expense on certain stock options granted to management in 1997, 1998 and 1999 at exercise prices less than the estimated fair market value at the dates of the grants. During the second quarter 2001 the unvested options as of March 31, 2001 were cancelled upon termination of employment. The outstanding balance as of March 31, 2001 of approximately $629,000 was charged back to additional paid-in capital. The non-cash compensation expense was recorded over the vesting periods of the options and was approximately $410,000 for the three months ended June 30, 2000 and $385,000 and $829,000 for the six months ended June 30, 2001 and 2000, respectively. The Company has not granted options or warrants to purchase common stock to management or consultants during the six months ended June 30, 2001. Additionally, the Company has not modified any outstanding options or warrants to purchase common stock.

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets to be held and used and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of such assets. If future estimated undiscounted net cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired.

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

In the fourth quarter of 2000, the Company recorded a write-down of approximately $161,187,000 for fixed assets and $20,283,000 for intangible contract rights related to the Company's hospitality segment. In connection with the termination of service to properties in 2001, the Company may incur additional impairment charges. Management believes that such cost could be as high as $7,000,000 and would be recognized upon the incurrence of such charges.

During the fourth quarter of 2000, the Company invested $1,200,000 in a hospitality portal media venture and committed to invest an additional $1,150,000 into the entity. During 2001, the Company invested $1,158,000 into the entity pursuant to its commitment. Management has determined this investment to be impaired based on revised cash flow prospects of the entity. Accordingly, an impairment charge of $2,358,000 was recognized in the six months ended June 30, 2001.

During the second quarter of 2001 management determined leasehold improvements associated with property formerly occupied by the Company were impaired. Accordingly, an impairment charge of $600,000 was recognized in the six months ended June 30, 2001.

3.  Financing and Debt:

The Company and Nortel Networks Inc. (Nortel) entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of June 30, 2001 and December 31, 2000, the Company had an outstanding balance of approximately $11.1 million and $12.1 million under this credit facility, respectively. The facility required the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

In November 2000, the credit facility was amended such that the maximum borrowings were limited to approximately $16,100,000. The amendment also terminated borrowing availability as of November 30, 2000, modified the repayment terms, and increased the interest rate on the facility to LIBOR plus 6%. If the Company raised a minimum of $75 million in debt or equity while any balance was outstanding, the Company agreed to pay any remaining balance due to Nortel at that time. The Company repaid $4,000,000 of the outstanding balance in December 2000 and was required to repay the remaining balance in equal monthly installments over the 2001 calendar year. Although the Company made the January 2001 payment of approximately $1,010,000, the Company did not make any subsequent payments and was in default of the Nortel credit agreement at June 30, 2001. The Company had received a Notice of Default from Nortel, and was in discussions with Nortel regarding a resolution of the default status at June 30, 2001.

In July 2001, the Company signed an amendment to the Nortel credit agreement (the July 2001 Amendment). The amendment granted a waiver for the July 2001 Bridge Loan, modified the repayment terms of the underlying Nortel credit agreement to call for a repayment of approximately $448,000 of principal plus approximately $552,000 of accrued interest in July 2001 with the remaining principal and any additional accrued interest after that date to be paid in December 2001, called for accelerated principal repayment of 20% of the net proceeds of issuances or placements of debt or capital stock in excess of $25 million (not including the July 2001 Bridge Loan) and full repayment of all net proceeds in excess of $25 million, granted a first priority lien on substantially all assets of the Company, other than approximately $6 million of property represented by purchase money liens securing several vendor promissory notes, required the release of the Cisco liens on or before September 30, 2001, waived any and all non-compliance with all financial and certain other covenants contained in the original credit agreement through the end of 2001, and allowed the sale of approximately $2 million of excess equipment which would otherwise be covered by Nortel's security interest. As part of the July 2001 Amendment, the lenders to the July 2001 Bridge Loan also agreed to subordinate that debt to the Nortel principal obligation. The amendment also called for an extension of the repayment date for the Nortel principal to February 15, 2002 if the July 2001 Bridge Loan is converted into equity or to three business days prior to the extended maturity date of the July 2001 Bridge Loan if the July 2001 Bridge Loan is extended.

Based upon the changes in the terms of the Nortel credit facility and the $1 million payment to Nortel upon its execution of the amendment, the Company will be in compliance with the terms of the Nortel credit facility.

As discussed above, the Company entered into the July 2001 Bridge Loan, by and among the Company, Ardent, Inc. (formerly known as CAIS, Inc.), a wholly-owned subsidiary of the Company, CII Ventures II LLC, an affiliate of Kohlberg Kravis Roberts & Co. ("KKR"), Ulysses G. Auger, II, a founder and director of the Company and R. Theodore Ammon, a major shareholder and director of the Company (see Going Concern and Other Important Risk Factors). The July 2001 Bridge Loan provides available financing of up to $19.5 million to fund the Company's operations, which borrowings will incur interest at the rate of 15% per annum or, if such payments are overdue, at a rate of 17% per annum. The obligations of the Company under the July 2001 Bridge Loan mature on December 31, 2001 and may be prepaid at any time without penalty. The obligations of the Company under the July 2001 Bridge Loan are unsecured and subordinate in right of payment to Nortel Networks Inc., an existing senior lender to the Company. The Company may not incur additional debt, make cash payments or make new investments except as expressly permitted by the lenders of the July 2001 Bridge Loan. The Company has outstanding borrowings of $10 million under the July 2001 Bridge Loan.

Both the July 2001 Bridge Loan and the July 2001 Amendment are subject to certain post-closing conditions, certain of which have not yet been satisfied.

The Company and Cisco Systems Capital Corporation (Cisco Capital) entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of December 31, 2000, the Company had borrowed approximately $26.5 million under this credit facility and incurred interest at approximately 12.7 percent. Borrowings under the facility were permitted during the first two years of the facility provided the Company met certain financial performance requirements, including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility were also secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco Capital will have a second priority lien. As of December 31, 2000, the Company was not in compliance with certain financial covenants, and, as a result, the availability for additional borrowings were suspended. During May 2001, the Company reached an agreement with Cisco Capital regarding a resolution to the default status. Funds were disbursed from the $40.5 million escrow account established in the sale of CAISSoft assets to Cisco to repay the outstanding debt to Cisco Capital of approximately $26.5 million of principal plus accrued interest and fees and to pay $13.5 million to satisfy the Science Applications International Corporation (SAIC) attachment described in
Note 5. As part of the resolution of matters with Cisco Capital, the Company is obligated to provide patent indemnification on Cisco's behalf, or deposit $5,000,000 in cash back into the escrow account, prior to June 30, 2001. This requirement was extended until July 31, 2001, but has not yet been satisfied. Although the Company and Cisco are holding discussions, no agreement has yet been reached that would change the Company's obligation. As noted above, each of the July 2001 Bridge Loan and the July 2001 Amendment is subject to certain post-closing conditions. Included in these post-closing conditions is the resolution of this patent indemnification with Cisco Capital, although the Company notes that these funds have already been provided to the Company under the July 2001 Bridge Loan.

During 2001, the Company has refinanced approximately $9,509,000 of its December 31, 2000 outstanding accounts payables into vendor promissory notes, with most of the principal due in 2002 and 2003. The vendor promissory notes require quarterly interest payments at a rate of 10% per annum with principal to be repaid in equal quarterly installments over 2002 and 2003. The restructuring of these payables into vendor promissory notes has been recorded in the accompanying consolidated condensed financial statements.

Deferred debt financing costs represent direct financing costs incurred in connection with entering into the equipment financing agreements. The Company has approximately $241,000 and $1,036,000 of unamortized deferred debt financing costs remaining as of June 30, 2001 and December 31, 2000, respectively. The deferred debt financing costs are being amortized using the effective interest rate method over the terms of the equipment financing agreements and are included in interest expense. Amortization expense was approximately $99,000 and $183,000, for the three months ended June 30, 2001 and 2000, respectively and $351,000 and $348,000 for the six months ended June 30, 2001 and 2000, respectively.

In connection with the Cisco Capital equipment financing line of credit, the Company recorded deferred debt financing costs of approximately $831,000. Upon the repayment of the Cisco Capital equipment financing line of credit the Company recognized an extraordinary charge of $444,000 related to the write-off of the unamortized deferred debt financing costs.

4.  Stockholders' Equity:

Convertible Preferred Stock

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

5.  Commitments and Contingencies:

Litigation

From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in connection with the business.

The Company is currently involved in a number of legal proceedings, some of which could have a material adverse effect on the business, financial position, results of operations or cash flows. Additionally, the Company's present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume management time and resources. The Company is actively defending itself in such proceedings and where appropriate seeks to settle certain cases pending against it on acceptable terms. However, there can be no assurance concerning the outcome of any current or future legal proceedings or claims or the ability of the Company to settle such proceedings on acceptable terms, and accordingly the Company is not able to provide an assessment of the potential losses with such proceedings.

On July 17, 2001, Amherst, LLC filed a complaint against the Company alleging its failure to pay for computer equipment and seeking $245,223 in damages. The Company was ordered on August 3, 2001 to identify assets for attachment. A settlement with Amherst is being concluded.

On June 3, 2001, BreezeCOM, Inc. filed a complaint against the Company alleging breach of contract in the purchase of wireless equipment by the Company and seeking $2,592,000 in damages. BreezeCOM, Inc. filed a Motion for Summary Judgment on July 26, based upon the Company's alleged breach of the Settlement Agreement between the parties dated July 25, 2001. The Company has initiated settlement discussions in this case and those discussions are ongoing.

The Company is a defendant in a lawsuit filed in January, 2001, in the U.S. District Court for Central District Court of California, Santa Ana Division by Kim Kao, an officer of its wholly-owned subsidiary, Business Anywhere, and his wife, Amy Hsiao. The plaintiffs were the primary stockholders of Business Anywhere prior to its purchase by the Company and Mr. Kao is currently the General Manager of that business unit. The lawsuit alleges breach by the Company of the merger agreement in which the former shareholders of Business Anywhere sold their interests to the Company. The lawsuit also alleges breach by the Company of his employment agreement, and seeks damages of approximately $5,300,000. On April 6, 2001, an order was issued by the court compelling arbitration of all the plaintiffs' claims. A companion order was issued staying the court action pending the outcome of arbitration. Plaintiffs' motion for an attachment was denied. The Company is currently unable to predict the outcome of the case, or estimate a range of possible loss.

On April 3, 2001, Knowlogy Corporation filed a complaint in the Circuit Court of Fairfax County, Virginia, alleging breach of contracts for data gathering and invoicing, as well as alleged tortious interference with contract and business expectancy as a result of the Company hiring a Knowlogy employee. The suit seeks $136,080 in damages, and discovery is currently in process. The Company is not able to provide any assessment of the potential loss expense.

On June 29, 2001, NABI Networks, Inc. (NABI), a reseller of the Company, filed an arbitration action with the American Arbitration Association in Washington, D.C., alleging wrongful termination of service by the Company as well as tortious interference, and seeking $300,000 in damages. NABI owed the Company approximately $250,000, which has been asserted by a counterclaim. A temporary restraining order was entered against the Company on June 19th, and an Arbitrator is currently being selected. The Company has initiated settlement discussions with NABI. The Company is unable to provide any assessment of the potential loss exposure.

On May 11, 2001, Omni Hotels Management Corporation and certain individual hotels (collectively, "Omni") filed a complaint against the Company and VirtuaLINC Corporation alleging breach of contractual agreements with Omni, and claiming $5,571,600 in damages and $10,000,000 in exemplary damages. The Company has filed its answer in the suit and a discovery request is pending. In addition, a settlement offer is being prepared by the Company. The Company is unable to provide any assessment of the potential loss exposure.

On May 4, 2001, Prime Hospitality Corp. ("Prime") filed a demand for arbitration against the Company with the American Arbitration

Association. The claim alleges that the Company failed to perform its obligations under of the Master Agreement For Hotel Internet Service entered between Prime and the Company. In particular, Prime seeks an award in the amount of $1,512,050, plus an additional amount for ongoing damages, pre and post-judgment interest and costs. Prime's total damage calculation is approximately $20,000,000, which has been challenged by the Company. The Company has filed a counter-claim for $12,000,000, which represents the installed value of its equipment. The Company is unable to provide any assessment of the potential loss exposure.

On January 25, 2001, a complaint was filed against the Company by VirtuaLINC in the U.S. District Court for the Northern District of Texas, although the complaint was not actually served until May 24th. The complaint alleges a breach of contract and related claims arising from an alleged commitment by the Company to provide high speed Internet and video services to hotels jointly with VirtuaLINC. Plaintiff VirtuaLINC is seeking a total recovery of $10,000,000, of which $135,000 is alleged to be due on account. The Company has filed its answer and is in the process of filing a discovery request. The Company is unable to provide any assessment of the potential loss exposure.

In February 2001, Prudential Securities Incorporated ("Prudential"), successor in interest to Volpe Brown Whelan and Co., LLC ("Volpe"), filed a complaint against the Company for breach of a contract between Volpe and the Company to provide certain investment banking and related services. Prudential alleges that the Company failed to pay Volpe for its services, and seeks approximately $3,600,000, plus interest. In March 2001, the Company filed an answer to the complaint and also filed a counterclaim for $15,000,000 against Prudential for breach of contract, fraudulent misrepresentation and negligent misrepresentation. The parties have agreed to the terms for settlement and the settlement documents are being completed.

On May 1, 2001, The Siemon Company filed a complaint against the Company in the U.S. District Court for the Eastern District of Virginia. The complaint alleges breach of contract to purchase telecommunications equipment components. The Siemon Company is seeking damages of $250,000 for unpaid invoices plus $300,000 development costs. The Company is responding to discovery. It is unable to provide an assessment of potential loss exposure.

On May 18, 2001, PC Specialists, Inc. (d/b/a Technology Integration Group, and referred to herein as "TIG") filed suit against the Company in the Superior Court for the County of San Diego, California, alleging breach of contract and a quantum meruit claim for $890,000. The court has granted TIG an attachment for $767,463. Settlement discussions are underway.

On August 13, 2001 Manning, Selvage & Lee ("MS&L") filed a complaint in the Supreme Court of New York, alleging breach of its contract with the Company for public relations services. The complaint seeks damages of $226,000 plus interest.

The Company has received various notices of potential claims from equipment suppliers, circuit providers and former employees. While the Company believes these obligations could total approximately $10 million, the Company also believes that it has substantial defenses to these claims, but it is unable to provide any assessment of the potential loss exposure.

The Company has also received correspondence from several trade creditors regarding the payment of past due account balances. The Company is in discussions with these vendors regarding the resolution of certain disputes relating to these charges and the timing of the payments.

The Company has also received correspondence from several hotel and multi-family entities regarding its contractual obligations under agreements to provide high-speed Internet service to such properties. As a result of the failure of the Company's service to generate anticipated revenues, and the change in business strategy due to limited capital availability, the Company has notified the owners of many installed properties that it is discontinuing service. In addition, the Company has indicated that it is no longer financially possible to install certain services in new properties. The Company is in discussions with these entities about the resolution of certain disputes that have resulted.

Network Capacity

The Company and Qwest entered into a twenty-year Indefeasible Right of Use (IRU) agreement, dated as of September 28, 1999. The Company purchased approximately $44 million of capacity on Qwest's fiber network, of which approximately $14.5 million is included in accrued expenses in the accompanying consolidated condensed balance sheets as of June 30, 2001 and December 31, 2000. The Qwest capacity will support the delivery of the Company's network services to 29 metropolitan areas across the United States.

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

The Company issued 123,000 shares of Series C Cumulative Mandatory Redeemable Convertible Preferred Stock to Qwest. Under the terms for the issuance of the preferred shares Qwest may require the Company to redeem up to 41,667 shares in September 2001 at a cost of $5.0 million (see Note 4). The company is in discussions with Qwest concerning these redemptions rights.
Regulatory Matters

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

6.  Segment Reporting:

The Company has two reportable segments: Data Connectivity and Hospitality. The

Data Connectivity segment comprises high speed Internet services and bundled data solutions provided to businesses nationwide. The Hospitality segment comprises Internet access solutions provided to hotels and other public venues and business center solutions. The accounting principles for both segments are the same as those applied in the consolidated condensed financial statements. Shared network expenses and corporate overhead are allocated to the segments based on estimated usage. This reporting methodology is a change from that utilized in the Company's year 2000 filings under the Securities Exchange Act of 1934 in which Data Connectivity was referred to as Internet Services and Hospitality was referred to as Networks. Further, in the Company's year 2000 filings, the revenues and costs of the Data Connectivity Segment were reported on an incremental basis, without any allocations of shared network expenses and corporate overhead, since the Company's expansion and capital expenditures were driven by expected growth in the Hospitality segment. The new methodology for 2001 reflects the Company's revised business plan and focus on the Data Connectivity segment. Year 2000 segment information has been restated to be consistent with the new methodology. Interest is allocated based upon the respective percentage of losses before interest income (expense), net of the two segments.

The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations (in thousands, unaudited):



                                        Three Months Ended June 30, 2001
                                  ------------------------------------------
                                      Data
                                  Connectivity   Hospitality   Consolidated
                                  -------------  ------------  -------------
Revenues                            $  9,343      $  1,662       $ 11,005
Depreciation and amortization          1,671         2,351          4,022
Interest income (expense), net          (610)         (778)        (1,388)
Segment income (loss)                (10,684)       21,320         10,636
Segment assets                        51,620        45,429         97,049
Expenditures for segment assets          358           328            686


                                        Three Months Ended June 30, 2000
                                  ------------------------------------------
                                      Data
                                  Connectivity   Hospitality   Consolidated
                                  -------------  ------------  -------------
Revenues                             $ 4,036      $  4,614       $  8,650
Depreciation and amortization          1,142         7,389          8,531
Interest income (expense), net           (31)          (85)          (116)
Segment losses                       (11,048)      (30,248)       (41,296)
Segment assets                        56,044       166,194        222,238
Expenditures for segment assets           --        43,371         43,371


                                          Six Months Ended June 30, 2001
                                  ------------------------------------------
                                      Data
                                  Connectivity   Hospitality   Consolidated
                                  -------------  ------------  -------------
Revenues                             $16,969      $  4,107       $ 21,076
Depreciation and amortization          3,338         4,453          7,791
Interest income (expense), net        (1,092)       (1,420)        (2,512)
Segment income (loss)                (22,138)        6,162        (15,976)
Segment assets                        51,620        45,429         97,049
Expenditures for segment assets          657         2,856          3,513


                                          Six Months Ended June 30, 2000
                                  ------------------------------------------
                                      Data
                                  Connectivity   Hospitality   Consolidated
                                  -------------  ------------  -------------
Revenues                             $ 6,842      $  8,675       $ 15,517
Depreciation and amortization          1,481        12,802         14,283
Interest income (expense), net            71           151            222
Segment losses                       (21,101)      (44,844)       (65,945)
Segment assets                        56,044       166,194        222,238
Expenditures for segment assets           --        73,512         73,512

The following is a reconciliation of the reportable segments' assets to the Company's consolidated totals (in thousands, unaudited):

                                                                June 30,   June 30,
                                                                 2001       2000
                                                               ---------  ---------
Assets
Total assets for reportable segments                            $ 97,049   $222,238
Total current assets, excluding reportable segment assets          3,566     39,796
Deferred financing and offering costs, net                           241      1,230
Receivable from officer                                               --        450
Restricted cash                                                        1         --
Other long term assets, excluding reportable segment assets          764      5,488
                                                                --------   --------
Consolidated total assets                                       $101,621   $269,202
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

The Company

Ardent Communications, Inc., formerly CAIS Internet, Inc ("the Company") is a nationwide supplier of broadband Internet access solutions and provides price competitive high speed Internet services and bundled data solutions to businesses nationwide. The Company offers always-on, broadband Internet access to commercial and residential customers through its various bandwidth products in 29 major metropolitan areas throughout the U.S. It also provides service to certain hotel properties utilizing several different technology platforms. All of the Company's broadband services utilize its own tier-one, nationwide Internet network and several proprietary technologies. The Company also maintains unmanned business centers and Internet kiosks nationwide to deliver broadband Internet access and content to public venues, such as airports, retail centers, hotel lobbies and cruise ships.

Organization

The Company was incorporated under the name CGX Communications, Inc.
(CGX) as a C corporation in Delaware in December 1997 to serve as a holding company for two operating entities, CAIS, Inc., a Virginia S Corporation, and Cleartel Communications Limited Partnership (Cleartel), a District of Columbia limited partnership. The Company completed a reorganization in October 1998 such that CAIS Inc. and Cleartel became wholly-owned subsidiaries of the Company. In February 1999, the Company spun-off Cleartel to the Company's stockholders and changed its name from CGX Communications, Inc. to CAIS Internet, Inc. In May 1999, the Company became a public company through the completion of an initial public offering (IPO) of its common stock. During July 2001, the Company changed its name from CAIS Internet, Inc. to Ardent Communications, Inc.

Liquidity, Going Concern Risk and Capital Resources

As of June 30, 2001, the Company had cash and cash equivalents of approximately $865,000. Total current liabilities as of June 30, 2001 exceeded current assets by approximately $71.1 million. Current liabilities include $11.1 million due to Nortel Networks, Inc (Nortel) related to an equipment financing line of credit.

On July 5, 2001 the Company entered into a credit agreement with CII Ventures II LLC, an affiliate of Kohlberg Kravis Roberts & Company, Ulysses G. Auger, II, a founder and director of the Company and R. Theodore Ammon, a major shareholder and director of the Company. The credit agreement will provide for availability of borrowings up to $19,500,000 which will be used to continue funding the Company's operations. The borrowings will incur interest at 15% per annum and will mature December 31, 2001. The credit agreement is unsecured and is subordinated to Nortel Networks Inc., an existing senior creditor. The Company has made an initial borrowing in the amount of $10,000,000. If the Company is unable to raise additional capital before the end of the third quarter of 2001, the Company may not be able to meet its projected obligations beyond 2001. If such sources of financing are insufficient or unavailable, the Company would further reduce headcount, defer payments, sell operating assets and or seek protection under appropriate bankruptcy statutes.

Management plans to raise additional capital through the sale of equity, additional borrowings, the sale of non-strategic assets, including intellectual property and proprietary technology, or the sale of selected operations. These transactions would be dilutive to existing shareholders and there can be no assurances that adequate funds will be available, or available on terms that are reasonable or acceptable to the Company. As a result of this material uncertainty, there is substantial doubt about the Company's ability to continue to operate as a going concern for a reasonable period of time. If the Company is unable to generate additional financing and adequate cash by the end of the third quarter of 2001, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale, or liquidation of the Company will be required, in whole or in part.

In September 1999, the Company issued 125,000 shares of Series C Cumulative Mandatory Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to acquire 500,000 shares of the Company's common stock at $12.00 per share to Qwest Communications Corporation ("Qwest") for total gross proceeds of $15,000,000. The holders of the Series C Preferred Stock may require the Company to redeem up to 41,667 shares in September 2001 ($5,000,000) and the remaining shares in September 2002 ($10,000,000). The Company is in discussions with Qwest concerning the redemption rights. The Company currently does not have available proceeds to redeem the securities.

The Company commenced a number of initiatives before year-end 2000 to improve liquidity and will continue to pursue some of those initiatives in 2001. Those include:

 . In December 2000, the Company sold certain assets of CAIS Software Solutions, Inc. (CAISSoft) to Cisco Systems, Inc. (Cisco) for net proceeds of approximately $102 million, which have been used to fund operations and to reduce outstanding financial obligations. In connection with that transaction, an additional $40.5 million was placed into escrow, to be released upon the resolution of certain contingencies, of which $13.5 million was to be paid to SAIC. During May 2001 the contingencies were resolved and the $40.5 million escrow was released.

 . The Company has undertaken several initiatives to improve its capital structure. Approximately $9,509,000 of trade payables were restructured into vendor promissory notes and capital leases in the first half of 2001 with most of the principal due in 2002 and 2003. Negotiations are continuing with other vendors regarding this restructuring.

 . In connection with operating expense reductions and the revisions to the Company's business plan, employee headcount has been reduced from 801 as of September 30, 2000 to 650 as of December 31, 2000 and 365 at August 1, 2001. This downsizing, along with related overhead cost reductions, is expected to result in a considerable cost savings in 2001 in selling, general and administrative expenses over calendar year 2000.

 . The Company undertook an analysis of future cash flow streams from its installed hospitality properties. The Company believes that only a portion of the properties can be serviced in a cost-effective manner. These typically tend to be the larger properties in larger cities that have the infrastructure and meeting room facilities to support greater usage and revenues. The Company is in discussions with the low-performing properties to renegotiate terms of the business arrangement to allow the Company to cover its recurring cost shortfall of operating that hotel. For those non-performing hotels who have not agreed to cover the recurring operating cost shortfall, the Company has initiated the termination of service. As of March 31, 2001 716 hotels were being serviced by the Company. As of June 30, 2001 the Company was servicing 319 hotel properties.

 . The Company has also determined that the capital and monthly recurring costs associated with operation of its multifamily business line do not permit an acceptable return on assets. Accordingly, beginning in 2001, the Company has discontinued the provision of services to customers in most multi-family buildings. At June 30, 2001, the Company is continuing to provide service to customers in 2 multi-family buildings.

 . As a result of the termination of service to some hotels and all multi-family properties, the Company has also begun to eliminate any of the applicable costs. Wherever cost-efficient, the Company is also recovering its equipment from the properties.

During the six months ended June 30, 2001, the Company financed its operations with cash remaining from the sale of certain CAISsoft assets to Cisco. Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was approximately $77.1 million and $38.0 million, respectively. During the six months ended June 30, 2001, the Company paid down accounts payable and accrued expenses by approximately $34.0 million, of which approximately $8.3 million related to payments to vendors who agreed to accept vendor promissory notes and capital lease as a restructuring of obligations.

During the six months ended June 30, 2001 and 2000, cash flows provided by (used in) investing activities were approximately $37.6 million and $(72.6) million, respectively.

Investing activities in the six months ended June 30, 2001 and 2000 include approximately $3.5 million and $70.8 million, respectively, in purchases of property and equipment, primarily related to the deployment of the Company's technologies and services.

A description of the Company's capital equipment credit facilities follows:

The Company and Nortel Networks Inc. (Nortel) entered into a five-year, $30 million equipment financing line of credit, dated as of June 4, 1999, and several amendments. As of June 30, 2001 and December 31, 2000, the Company had an outstanding balance of approximately $11.1 million and $12.1 million under this credit facility, respectively. The facility required the Company to meet certain financial covenants including revenue targets and leverage and debt service ratios.

In November 2000, the credit facility was amended such that the maximum borrowings were limited to approximately $16,100,000. The amendment also terminated borrowing availability as of November 30, 2000, modified the repayment terms, and increased the interest rate on the facility to LIBOR plus 6%. If the Company raises a minimum of $75 million in debt or equity while any balance was outstanding, the Company agreed to pay any remaining balance due to Nortel at that time. The Company repaid $4,000,000 of the outstanding balance in December 2000 and was required to repay the remaining balance in equal monthly installments over the 2001 calendar year. Although the Company made the January 2001 payment of approximately $1,010,000, the Company did not make any subsequent payments in February through June 2001, and was in default of the agreement at June 30, 2001. The Company had received a Notice of Default from Nortel, and was in discussions with Nortel regarding a resolution of the default status at June 30, 2001.

In July 2001, the Company signed an additional amendment to the Nortel credit agreement. The amendment granted a waiver for the July 2001 Bridge Loan, modified the repayment terms to call for a repayment of approximately $448,000 of principal plus approximately $552,000 of accrued interest in July 2001 with the remaining principal and any additional accrued interest after that date to be paid in December 2001, called for accelerated principal repayment of 20% of the net proceeds of issuances or placements of debt or capital stock in excess of $25 million (not including the July 2001 Bridge Loan) and full repayment of all net proceeds in excess of $25 million, granted a first priority lien on substantially all assets of the Company, other than approximately $6 million of property represented by purchase money liens securing several vendor promissory notes, required the release of the Cisco liens on or before September 30, 2001, waived any and all non-compliance with all financial and certain other covenants contained in the original credit agreement through the end of 2001, and allowed the sale of approximately $2 million of excess equipment which would otherwise be covered by Nortel's security interest. As part of the Nortel amendment, the lenders to the July 2001 Bridge Loan also agreed to subordinate that debt to the Nortel principal obligation. The amendment also called for an extension of the repayment date for the Nortel principal to February 15, 2002 if the July 2001 Bridge Loan is converted into equity or to three business days prior to the extended maturity date of the July 2001 Bridge Loan if the July 2001 Bridge
Loan is extended.

Based upon the changes in the terms of the Nortel credit facility in the July 2001 Amendment and the $1 million payment to Nortel upon its execution, the Company will be in compliance with the terms of the Nortel credit facility.

The Company and Cisco Systems Capital Corporation (Cisco Capital) entered into a three-year, $50 million equipment financing line of credit, dated as of June 30, 1999, and several amendments. As of December 31, 2000, the Company had borrowed approximately $26.5 million under this credit facility and incurred interest at approximately 12.4 percent. Borrowings under the facility were permitted during the first two years of the facility provided the Company met certain financial performance requirements, including EBITDA targets, revenue targets and leverage ratios. Borrowings under the facility are secured by a first priority lien in all assets of the Company, other than its property securing the Nortel facility, in which assets Cisco Capital will have a second priority lien. As of December 31, 2000, the Company was not in compliance with certain financial covenants, and, as a result, the availability for additional borrowings were suspended. During May 2001, the Company reached an agreement with Cisco Capital regarding a resolution to the default status. Funds were disbursed from the $40.5 million escrow account established in the sale of CAISSoft assets to Cisco to repay the outstanding debt to Cisco Capital of approximately $26.5 million of principal plus accrued interest and fees and to pay $13.5 million to satisfy the Science Applications International Corporation (SAIC) attachment described in Note 4. The Company is obligated to provide a $5,000,000 patent indemnification on Cisco's behalf, or deposit $5,000,000 in cash back into the escrow account, prior to June 30, 2001. This requirement was extended until July 31, 2001, but has not yet been satisfied. Although the Company and Cisco are holding discussions, no agreement has yet been reached that would change the Company's obligation.

During 2001, the Company has refinanced approximately $9,509,000 of its December 31, 2000 outstanding accounts payables into vendor promissory notes, with most of the principal due in 2002 and 2003. The vendor promissory notes require quarterly interest payments at a rate of 10% per annum with principal to be repaid in equal quarterly installments over 2002 and 2003. The restructuring of these payables into vendor promissory notes has been recorded in the accompanying consolidated condensed financial statements.

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

By virtue of the network it built to support its primary hospitality and multi-family business model, the Company became a fully operational tier-one ISP, with a nationwide broadband OC-12 and OC-3 network with 29 POPs in major metropolitan areas throughout the country. While the Company's primary business focus through December 2000 was on the hospitality and multi-family access market, the Company is now focused on its Internet business and currently supports over 18,000 customers nationwide with data connectivity services, primarily DSL, always-on access and web hosting.

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

However, the change in the current capital markets and other factors has forced the Company to reassess its primary business model and turn its focus to its less capital intensive ISP services and business model where the Company already has the infrastructure, the nationwide network, a full suite of data product offerings, and a trained sales team necessary to compete in an efficient and cost-effective manner.

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

                           DATA CONNECTIVITY SEGMENT
                           -------------------------

 . Expand the core Internet Services segment through sales of retail and wholesale dedicated bandwidth connections and web hosting and co- location services to businesses nationwide. The Company will increase its emphasis on direct sales of bundled data broadband solutions such as Virtual Private Network
(VPN), Web hosting and colocation services with a retail focus primarily on mid-market businesses that require dedicated Internet connectivity. The Company believes that its national network is under-utilized and provides an opportunity to provide multi-location connectivity and VPN services to a wide range of customers.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net revenues. Net revenues for the three months ended June 30, 2001 increased 27% to approximately $11,005,000 from approximately $8,650,000 for the three months ended June 30, 2000. Net revenues increased primarily due to an increase of approximately $5,307,000 in data connectivity service revenues. The increase was due to an increase in the number of customers for these services. Software and equipment sales decreased by $2,654,000 due to the sale of CAISSoft assets to Cisco in the fourth quarter of 2000.

Cost of revenues. Cost of revenues for the three months ended June 30, 2001 totaled approximately $11,990,000 or 109% of net revenues, compared to approximately $7,600,000 or 88% of net revenues for the three months ended June 30, 2000. This increase resulted primarily from increases of approximately $3,385,000 in data connectivity service charges for customer connectivity, equipment and installation and $1,756,000 in hospitality service charges for bandwidth, local loop and network installation. Cost of equipment and software decreased by $751,000 due to sale of CAISSoft assets to Cisco.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 totaled approximately $17,315,000 or 157% of net revenues, compared to approximately $21,577,000 or 249% of net revenues for the three months ended June 30, 2000. This decrease resulted primarily from decreases of $2,983,000 related to payroll and payroll related administrative costs, and $1,279,000 related to marketing, advertising, and other administrative expenses.

Research and development. Research and development costs for the three months ended June 30, 2001 were zero, compared to approximately $1,364,000 or 16% of net revenues for the three months ended June 30, 2000. This decrease resulted from research and development labor costs associated with the CAISSoft assets sold in December 2000.

Depreciation and amortization. Depreciation and amortization totaled approximately $4,022,000 for the three months ended June 30, 2001, compared to approximately $8,531,000 for the three months ended June 30, 2000. This decrease resulted from the write-off of long-lived assets in the fourth quarter of 2000. As a result, amortization related to goodwill decreased by $3,113,000 and amortization related to contract fees decreased by $783,000. Capital depreciation also decreased by $520,000.

Non-cash compensation. Non-cash compensation was zero the three months ended June 30, 2001, compared to approximately $410,000 for the three months ended June 30, 2000. This decrease resulted from the cancellation of options upon termination of employment during March 2001.

Impairment of long-lived assets. Impairment of long-lived assets totaled approximately $608,000 for the three months ended June 30, 2001. This expense was attributable to the write-off of the Company's actual and committed investment in a hospitality portal media venture of $8,000 and the impairment of leasehold improvements of $600,000. There was no comparable expense during the three months ended June 30, 2000.

Gain on sale of assets. In December, 2000 the Company sold substantially all assets of its CAISSoft subsidiary for an aggregate cash purchase price of $146.8 million of which $40.5 million is held in escrow. The $40.5 million escrow amount was not recognized as a gain on sale of assets in 2000 and was recorded in the December 31, 2000 balance sheets as restricted cash and deferred gain on sale of assets. Pursuant to a Loan Repayment and Settlement Agreement dated May 18, 2001 between the Company and Cisco Capital the escrow was released and a deferred gain on the sale of assets of $35,398,000 was recognized. The balance of $5,000,000 will remain deferred until certain patent indemnity provisions are met.

Interest income (expense), net. Interest income (expense), net totaled expense of approximately $1,388,000 for the three months ended June 30, 2001, compared to expense of approximately $116,000 for the three months ended June 30, 2000. This expense total was attributable primarily to interest related to the Company's financing agreements and increased indebtedness from June 2000 to June 2001.

Net income (loss). Net income (loss) totaled approximately $10,636,000 for the three months ended June 30, 2001, compared to approximately $(41,296,000) for the three months ended June 30, 2000, due to the foregoing factors.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net revenues. Net revenues for the six months ended June 30, 2001 increased 36% to approximately $21,076,000, from approximately $15,517,000 for the six months ended June 30, 2000. Net revenues increased primarily due to an increase of approximately $10,127,000 in data connectivity service revenues and $942,000 in hospitality service revenues. The increases were due to an increase in the number of customers for these services. Software and equipment sales decreased by $5,510,000 due to the sale of CAISSoft assets to Cisco in the fourth quarter of 2000.

 Cost of revenues. Cost of revenues for the six months ended June 30, 2001 totaled approximately $25,526,000 or 121% of net revenues, compared to approximately $13,612,000 or 88% of net revenues for the six months ended June 30, 2000. This increase resulted primarily from increases of approximately $5,497,000 in data connectivity service charges for customer connectivity, equipment and installation and $7,232,000 in hospitality service charges for bandwidth, local loop and network installation. Cost of equipment and software decreased by $815,000 due to sale of CAISSoft assets to Cisco.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2001 totaled approximately $32,593,000 or 155% of net revenues, compared to approximately $40,063,000 or 258% of net revenues for the six months ended June 30, 2000. This decrease resulted primarily from decreases of $4,326,000 related to payroll and payroll related administrative costs, and $3,144,000 related to marketing, advertising, and other administrative expenses.

Research and development. Research and development costs for the six months ended June 30, 2001 totaled approximately $241,000 or 1% of revenues, compared to approximately $2,549,000 or 16% of net revenues for the six months ended June 30, 2000. This decrease resulted from research and development labor costs associated with the CAISSoft assets sold in December 2000.

Depreciation and amortization. Depreciation and amortization totaled approximately $7,791,000 for the six months ended June 30, 2001, compared to approximately $14,283,000 for the six months ended June 30, 2000. This decrease resulted from the write-off of long-lived assets related to the impairment analysis in the fourth quarter of 2000. As a result, amortization related to goodwill decreased by $6,153,000 and amortization related to contract fees decreased by $1,562,000. Capital depreciation increased by $1,223,000 due to the expansion of the Company's network in fiscal year 2000.

Non-cash compensation. Non-cash compensation for the six months ended June 30, 2001, totaled approximately $385,000 compared to approximately $829,000 for the six months ended June 30, 2000. This decrease resulted from the cancellation of options upon termination of employment during March 2001.

Impairment of long-lived assets. Impairment of long-lived assets totaled approximately $2,958,000 for the six months ended June 30, 2001. This expense was attributable to the write-off of the Company's actual and committed investment in a hospitality portal media venture of $2,358,000 and the impairment of leasehold improvements of $600,000. There was no comparable expense during the three months ended June 30, 2000.

Gain on sale of assets. In December, 2000 the Company sold substantially all assets of its CAISSoft subsidiary for an aggregate cash purchase price of $146.8 million of which $40.5 million is held in escrow. The $40.5 million escrow amount was not recognized as a gain on sale of assets in 2000 and was recorded in the December 31, 2000 balance sheets as restricted cash and deferred gain on sale of assets. During May 2001, pursuant to a Loan Repayment and Settlement Agreement between the Company and Cisco Capital the escrow was released and a deferred gain on the sale of assets of $35,398,000 was recognized. The balance of $5,000,000 will remain deferred until certain patent indemnity provisions are met.

Interest income (expense), net. Interest income (expense), net totaled expense of approximately $2,512,000 for the six months ended June 30, 2001, compared to income of approximately $222,000 for the six months ended June 30, 2000. This expense total was attributable primarily to interest related to the Company's financing agreements and increased indebtedness from June 2000 to June 2001.

Net loss. Net loss totaled approximately $15,976,000 for the six months ended June 30, 2001, compared to approximately $65,945,000 for the six months ended June 30, 2000, due to the foregoing factors.

Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001, SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001, the Company had debt in the aggregate amount of $44.9 million, $11.1 million of which is subject to variable interest rates. A change of interest rates would affect its obligations under these agreements. Increases in interest rates would increase the interest expense associated with future borrowings and borrowings under its equipment financing agreements. An increase of 1% in interest rates would increase interest expense by approximately $111,000 per year.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Litigation

From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in connection with the business.

The Company is currently involved in a number of legal proceedings, some of which could have a material adverse effect on the business, financial position, results of operations or cash flows. Additionally, the Company's present and possible future legal proceedings and claims, whether with or without merit, could be expensive to defend, divert management's attention, and consume management time and resources. The Company is actively defending itself in such proceedings and where appropriate seeks to settle certain cases pending against it on acceptable terms. However, there can be no assurance concerning the outcome of any current or future legal proceedings or claims or the ability of the Company to settle such proceedings on acceptable terms, and accordingly the Company is not able to provide an assessment of the potential losses with such proceedings.

On July 17, 2001, Amherst, LLC filed a complaint against the Company alleging its failure to pay for computer equipment and seeking $245,223 in damages. The Company was ordered on August 3, 2001 to identify assets for attachment. A settlement with Amherst is being concluded.

On June 3, 2001, BreezeCOM, Inc. filed a complaint against the Company alleging breach of contract in the purchase of wireless equipment by the Company and seeking $2,592,000 in damages. BreezeCOM, Inc. filed a Motion for Summary Judgment on July 26, based upon the Company's alleged breach of the Settlement Agreement between the parties dated July 25, 2001. The Company has initiated settlement discussions in this case and those discussions are ongoing.

The Company is a defendant in a lawsuit filed in January, 2001, in the U.S. District Court for Central District Court of California, Santa Ana Division by Kim Kao, an officer of its wholly-owned subsidiary, Business Anywhere, and his wife, Amy Hsiao. The plaintiffs were the primary stockholders of Business Anywhere prior to its purchase by the Company and Mr. Kao is currently the General Manager of that business unit. The lawsuit alleges breach by the Company of the merger agreement in which the former shareholders of Business Anywhere sold their interests to the Company. The lawsuit also alleges breach by the Company of his employment agreement, and seeks damages of approximately $5,300,000. On April 6, 2001, an order was issued by the court compelling arbitration of all the plaintiffs' claims. A companion order was issued staying the court action pending the outcome of arbitration. Plaintiffs' motion for an attachment was denied. The Company is currently unable to predict the outcome of the case, or estimate a range of possible loss.

On April 3, 2001, Knowlogy Corporation filed a complaint in the Circuit Court of Fairfax County, Virginia, alleging breach of contracts for data gathering and invoicing, as well as alleged tortious interference with contract and business expectancy as a result of the Company hiring a Knowlogy employee. The suit seeks $136,080 in damages, and discovery is currently in process. The Company is not able to provide any assessment of the potential loss expense.

On June 29, 2001, NABI Networks, Inc. (NABI), a reseller of the Company, filed an arbitration action with the American Arbitration Association in Washington, D.C., alleging wrongful termination of service by the Company as well as tortious interference, and seeking $300,000 in damages. NABI owed the Company approximately $250,000, which has been asserted by a counterclaim. A temporary restraining order was entered against the Company on June 19th, and an Arbitrator is currently being selected. The Company has initiated settlement discussions with NABI. The Company is unable to provide any assessment of the potential loss exposure.

On May 11, 2001, Omni Hotels Management Corporation and certain individual hotels (collectively, "Omni") filed a complaint against the Company and VirtuaLINC Corporation alleging breach of contractual agreements with Omni, and claiming $5,571,600 in damages and $10,000,000 in exemplary damages. The Company has filed its answer in the suit and a discovery request is pending. In addition, a settlement offer is being prepared by the Company. The Company is unable to provide any assessment of the potential loss exposure.

On May 4, 2001, Prime Hospitality Corp. ("Prime") filed a demand for arbitration against the Company with the American Arbitration Association. The claim alleges that the Company failed to perform its obligations under of the Master Agreement For Hotel Internet Service entered between Prime and the Company. In particular, Prime seeks an award in the amount of $1,512,050, plus an additional amount for ongoing damages, pre and post-judgment interest and costs. Prime's total damage calculation is approximately $20,000,000, which has been challenged by the Company. The Company has filed a counter-claim for $12,000,000, which represents the installed value of its equipment. The Company is unable to provide any assessment of the potential loss exposure.

On January 25, 2001, a complaint was filed against the Company by VirtuaLINC in the U.S. District Court for the Northern District of Texas, although the complaint was not actually served until May 24th. The complaint alleges a breach of contract and related claims arising from an alleged commitment by the Company to provide high speed Internet and video services to hotels jointly with VirtuaLINC. Plaintiff VirtuaLINC is seeking a total recovery of $10,000,000, of which $135,000 is alleged to be due on account. The Company has filed its answer and is in the process of filing a discovery request. The Company is unable to provide any assessment of the potential loss exposure.

In February 2001, Prudential Securities Incorporated ("Prudential"), successor in interest to Volpe Brown Whelan and Co., LLC ("Volpe"), filed a complaint against the Company for breach of a contract between Volpe and the Company to provide certain investment banking and related services. Prudential alleges that the Company failed to pay Volpe for its services, and seeks approximately $3,600,000, plus interest. In March 2001, the Company filed an answer to the complaint and also filed a counterclaim for $15,000,000 against Prudential for breach of contract, fraudulent misrepresentation and negligent misrepresentation. The parties have agreed to the terms for settlement and the settlement documents are being completed.

On May 1, 2001, The Siemon Company filed a complaint against the Company in the U.S. District Court for the Eastern District of Virginia. The complaint alleges breach of contract to purchase telecommunications equipment components. The Siemon Company is seeking damages of $250,000 for unpaid invoices plus $300,000 development costs. The Company is responding to discovery. It is unable to provide an assessment of potential loss exposure.

On May 18, 2001, PC Specialists, Inc. (d/b/a Technology Integration Group, and referred to herein as "TIG") filed suit against the Company in the Superior Court for the County of San Diego, California, alleging breach of contract and a quantum meruit claim for $890,000. The court has granted TIG an attachment for $767,463. Settlement discussions are underway.

On August 13, 2001, Manning, Selvage & Lee ("MS&L") filed a complaint in the Supreme Court of New York Aleging breach of its contract with the Company for public relations services. The complaint seeks damages of $226,000, plus interest.

The Company has received various notices of potential claims from equipment suppliers, circuit providers and former employees. While the Company believes these obligations could total approximately $10 million, the Company also believes that it has substantial defenses to these claims, but it is unable to provide any assessment of the potential loss exposure.

The Company has also received correspondence from several trade creditors regarding the payment of past due account balances. The Company is in discussions with these vendors regarding the resolution of certain disputes relating to these charges and the timing of the payments.

The Company has also received correspondence from several hotel and multi-family entities regarding its contractual obligations under agreements to provide high-speed Internet service to such properties. As a result of the failure of the Company's service to generate anticipated revenues, and the change in business strategy due to limited capital availability, the Company has notified the owners of many installed properties that it is discontinuing service. In addition, the Company has indicated that it is no longer financially possible to install certain services in new properties. The Company is in discussions with these entities about the resolution of certain disputes that have resulted.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

None.

Item 3.  Default Upon Senior Securities

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.


                                   A. EXHIBITS

                               See Exhibit Index.

                             B. REPORTS ON FORM 8-K

                           ARDENT COMMUNICATIONS, INC.

                                  EXHIBIT INDEX

Exhibit
No.           Description
--------      -----------

10.1 Credit Agreement dated as of July 3, 2001, among CAIS, Inc., as Borrower, CAIS Internet, Inc., as Guarantor, The Lenders Party Hereto, and CII Ventures II LLC as Administrative Agent.

10.2     Subordination agreement dated as of July 3, 2001.

10.3     Sixth Amendment to Credit Agreement dated July 3, 2001.

10.4     Loan Repayment and Settlement Agreement dated May 18, 2001.

10.5 First Amendment to Asset Purchase Agreement and First Amendment to Escrow Agreement dated May 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, D.C., on the dates indicated.

                           ARDENT COMMUNICATIONS, INC.


     Signature                    Capacity                        Date
     ---------                    --------                        ----


/s/ MICHAEL LEE           President and                      August 20, 2001
-------------------       Chief Executive Officer
    Michael Lee


/s/ ANDREW P. HINES       Executive Vice President/          August 20, 2001
--------------------      Chief Financial Officer
    Andrew P. Hines       (Principal Financial and
                          Accounting Officer)